Form 10-Q
period 1995-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 1995-11-14
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the quarterly period ended September 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the transition period from _________ to __________

                        Commission File Number: 0-16319

                       LUND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             41-1568618
(State or other jurisdiction                               (I.R.S. Employer
     of organization)                                     Identification No.)

                               911 LUND BOULEVARD
                             ANOKA MINNESOTA 55303

Registrant's telephone number, including area code:  (612) 576-4200

   _________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_  No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

At November 7, 1995, 4,397,970 shares of the registrant's common stock, $.10 par value, were outstanding.



                       LUND INTERNATIONAL HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                        Page
                                                                       Number

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets
         September 30, 1995 (Unaudited)
         and June 30, 1995                                              1-2

         Consolidated Income Statements (Unaudited)
         Three months ended September 30, 1995 and 1994                   3

         Consolidated Statements of Cash Flows (Unaudited)
         Three months ended September 30, 1995 and 1994                   4

         Notes to Consolidated Financial Statements (Unaudited)           5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        6-7

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                             8



PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                       LUND INTERNATIONAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                            September 30,     June 30,
                                                1995            1995
                                            (unaudited)
ASSETS

Current Assets
  Cash and temporary cash investments        $1,666,096        $269,168
  Restricted cash                                94,056         783,793
  Marketable securities                       9,351,196      11,026,034
  Restricted investments                        231,776               0
  Accounts receivable, net                    9,251,929       9,674,908
  Inventories                                 5,136,917       4,669,550
  Deferred tax assets                           678,800         678,800
  Other current assets                          622,767         830,448

       Total current assets                  27,033,537      27,932,701

Long Term Assets
  Property and equipment, net                 6,623,080       6,630,666
  Restricted cash and marketable securities   1,095,182       1,336,564
  Deferred financing costs, net                 151,682         151,682
  Other assets, net                             628,316         654,585

       Total long term assets                 8,498,260       8,773,497

TOTAL ASSETS                                $35,531,797     $36,706,198



The accompanying notes are an integral part of these financial statements.




                       LUND INTERNATIONAL HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     September 30,       June 30,
                                                          1995             1995
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
  Accounts payable, trade                              $  1,737,406    $  2,797,718
  Accrued expenses and other                              1,358,289       2,563,329
  Income taxes payable                                      647,428         391,126
  Long term debt - current portion                          440,000         420,000

       Total current liabilities                          4,183,123       6,172,173

Long Term Liabilities
  Long term debt, less current portion                    4,590,000       5,030,000

       Total long term liabilities                        4,590,000       5,030,000

Stockholders' Equity
  Preferred stock, $.01 par value.
    Authorized 2,000,000 shares;
     none issued                                               --              --
  Common stock, $.10 par value.
    Authorized 25,000,000 shares;
      issued and outstanding 4,391,970 and
      4,387,902 shares at September 30, 1995
      and June 30, 1995, respectively                       439,197         438,790
  Class B common stock, $.01 par value.
    Authorized 3,000,000 shares;
      none issued                                              --              --
  Additional paid-in capital                                975,875         767,417
  Unrealized holding losses on marketable securities       (129,948)       (150,356)
  Unearned deferred compensation                           (211,262)       (242,175)
  Retained earnings                                      25,684,812      24,690,349

       Total stockholders' equity                        26,758,674      25,504,025

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $ 35,531,797    $ 36,706,198


The accompanying notes are an integral part of these financial statements.






                       LUND INTERNATIONAL HOLDINGS, INC.

                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                         Three Months Ended
                                            September 30,
                                       1995             1994
Net sales                           $10,436,583      $11,107,149
Cost of goods sold                    6,484,185        6,187,885
  Gross profit                        3,952,398        4,919,264

Operating expenses
  General and administrative            996,522          963,537
  Selling and marketing               1,267,582        1,060,086
  Research and development              246,427          232,058
    Total operating expenses          2,510,531        2,255,681
Income from operations                1,441,867        2,663,583

Other income (expense)
  Interest expense                      (91,849)               0
  Interest income                       162,414          132,388
  Other                                   5,833          (96,554)
    Other income (expense), net          76,398           35,834
Income before taxes                   1,518,265        2,699,417
Provision for income tax                523,802          944,795

  Net income                           $994,463       $1,754,622

  Net income per share                    $0.22            $0.40

  Weighted average number
   of shares outstanding              4,455,893        4,407,258


The accompanying notes are an integral part of these financial statements.



                       LUND INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                 1995           1994
Cash flows from operating activities:
 Net income                                                                  $   994,463    $ 1,754,622
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                                 175,760        135,367
   Deferred compensation amortization                                             30,913              0
   Gain on disposal of property and equipment                                     (4,258)       (24,591)
   Provision for doubtful accounts                                                50,451          6,884
   Provision for inventory reserves                                               25,305              0
   Increase in cash surrender value of life insurance                            (43,830)       (30,060)
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                372,528        326,810
  Increase in inventories                                                       (492,672)       (42,499)
  (Increase) decrease in other assets                                            271,396         (1,203)
  Increase (decrease) in accounts payable-trade                               (1,060,312)       370,470
  Increase (decrease) in accrued expenses and other                             (295,160)       178,990
  Decrease in income taxes payable                                               256,302        561,795
   Total adjustments                                                            (713,577)     1,481,963
   Net cash provided by operating activities                                     280,886      3,236,585

Cash flows from investing activities:
  Purchases of property and equipment                                           (177,853)      (402,904)
  Proceeds from sales of property and equipment                                   20,322         34,850
  Purchases of marketable securities                                          (1,357,753)      (369,798)
  Purchases of restricted securities                                                   0              0
  Proceeds from sale of marketable securities                                  3,052,998        370,951
  Proceeds from redemption of marketable securities                                    0      1,509,676
  Proceeds from redemption of restricted marketable securities                         0              0
  Decrease in restricted cash-short term                                         689,737              0
  Increase in restricted investments-short term                                 (231,776)             0
  Decrease in restricted cash-long term                                          241,382              0
   Net cash provided by investing activities                                   2,237,057      1,142,775

Cash flows from financing activities:
  Checks issued in excess of cash balances, net                                 (909,880)             0
  Reduction in long term debt                                                   (420,000)             0
  Proceeds from issuance of common stock                                         208,865              0
   Net cash used in financing activities                                      (1,121,015)             0
   Net increase (decrease) in cash and
    and temporary cash investments                                             1,396,928      4,379,360
Cash and temporary cash investments:
  Beginning of period                                                            269,168      3,051,861
  End of period                                                              $ 1,666,096    $ 7,431,221

Supplemental disclosure on cash flow information:
  Cash paid during the period for income taxes                               $   245,000    $   383,000
  Cash paid during the period for interest                                   $    91,849    $         0

Supplemental disclosure on non-cash financing
 activities:
  Unrealized holding losses on marketable securities                         $   129,948    $   440,236


The accompanying notes are an integral part of these financial statements.







                       LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A - Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated, and Lund International FSC, Inc. The consolidated balance sheet as of September 30, 1995, and the related consolidated income statements for the three month periods ended September 30, 1995 and 1994 and consolidated statements of cash flows for the three month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Inventories.

Inventories consisted of the following:

                                          September 30,        June 30,
                                              1995               1995

Raw Materials                              $2,431,714          $2,195,717
Finished goods and work in process          2,705,203           2,473,833

Total                                      $5,136,917          $4,669,550

C - Earnings per Share.

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation.

D - Subsequent Events

On October 18, 1995, Lund entered into an agreement to market products for Innovative Accessories, Inc. dba Luxxus Truxcovers. In addition, Lund entered into an option agreement to purchase the company between June 30, 1996 and June 30, 1997. In connection with this arrangement, Lund will provide a working capital loan during the quarter ending December 31, 1995 to Innovative Accessories, Inc. of not less than $1,250,000.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                  RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
                               SEPTEMBER 30, 1995
                       AS COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1994


Introduction

Over the last four fiscal years ended June 30, 1995, Lund has experienced significant sales growth due to the popularity of its product lines, the strength of its marketing programs and growth in unit sales of light duty trucks. During fiscal 1995, Lund responded to this increased demand by adding additional capacity with a new facility which was completed in March 1995. This facility allowed Lund to meet current customer demand, reduce backlog and improve order fill rates. As a result of improved servicing levels during the fourth quarter of fiscal 1995, Lund's customers decreased inventory stock levels to improve inventory turns. Additionally, with the increased capacity, the Company was able to enter into fiscal 1996 without the historical backlog that resulted from production and shipping constraints in the previous facility. These fundamental improvements resulted in a decrease in net sales and income for the first quarter of fiscal 1996 compared to fiscal 1995.

Results of Operations

Net sales for the three-month period ended September 30, 1995 decreased 6.0% to $10,436,583 from $11,107,149 for the same period ended September 30, 1994. The net sales decrease was primarily due to lower unit sales as a result of the Company's ability to improve order fill rates in the fourth quarter of fiscal 1995, allowing Lund's customers to adjust their inventory levels to better reflect the Company's ability to ship product on a more timely basis.

For the three-month period ended September 30, 1995, gross profit decreased 19.7% to $3,952,398 from $4,919,264 for the same period ended September 30, 1994. For the three-month period ended September 30, 1995, gross profit margin was 37.9% compared to 44.3% for the comparable period ended September 30, 1994. The decrease in gross profit margin primarily resulted from (i) higher raw material and packaging expenses, (ii) a shift in product mix which continued to favor higher sales of plastic products and a mix of lower margin fiberglass products, (iii) higher manufacturing overhead expenses as a percent of sales for the new facility and higher labor costs as a percent of sales due to lower shipping levels, and (iv) higher warranty expense principally associated with its bugshield/hood protector lines.

For the three-month period ended September 30, 1995, general and administrative expenses increased 3.4% to $996,522 from $963,537 for the same period ended September 30, 1994. The increase in general and administrative expenses for the three-month period ended September 30, 1995 as compared to 1994 primarily resulted from higher salary and facility expenses. As a percentage of net sales, general and administrative expenses were 9.5% and 8.7% for the three-month period ended September 30, 1995 and 1994, respectively. The increase was caused by general and administrative expenses increasing in a period when sales have decreased.

For the three-month period ended September 30, 1995 compared to 1994, selling and marketing expenses increased 19.6% to $1,267,582 from $1,060,086, primarily resulting from higher advertising and promotional expenses. As a percentage of net sales, selling and marketing expenses increased to 12.1% from 9.5% for the three-month period ended September 30, 1995 compared to 1994.

For the three-month period ended September 30, 1995 compared to 1994, research and development expenses increased 6.2% to $246,427 from $232,058. As a percentage of net sales, research and development expenses increased to 2.4% during the three-month period ended September 30, 1995 compared to 2.1% for the three-month period ended September 30, 1994. This increase was principally due to higher facility and operating lease expenses and lower than anticipated sales levels which placed research and development expenses in excess of our 2.0% goal.

Income tax expense for the three-month period ended September 30, 1995 was calculated using and estimated tax rate of 34.5%, compared to 35.0% for the three-month period ended September 30, 1994. The reduction in the estimated tax rate for fiscal 1996 is due to increased tax exempt interest income.

Liquidity and Capital Resources

Lund historically and currently funds its operations and debt service requirements from operating cash flow. Lund does not have a line of credit. As of September 30, 1995, the Company has working capital of $22,850,414 including cash and temporary cash investments of $1,666,096 and marketable securities of $9,351,196.

The Company anticipates acquiring a new data processing system and other capital expenditures expected to be between $1 million and $1.5 million and providing an operating loan of at least $1.25 million to Innovative Accessories, a company which Lund has an option to acquire during fiscal 1997. The Company believes that its existing cash and internally generated funds will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company makes significant future acquisitions, however, it may be required to raise funds through bank financing or the issuance of debt or equity securities.


PART II.  OTHER INFORMATION

Item 5. - None

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

10.34 Employment letter with Bradley W. Andress dated October 11, 1995

10.35 Marketing Agreement dated October 18, 1995 by and between Innovative Accessories, Inc. and Lund Industries Incorporated.

10.36 Restated Exclusive Purchase Option Agreement dated October 18, 1995 by and among Lund International Holdings, Inc., Innovative Accessories, Inc. and shareholders of Innovative Accessories, Inc.

10.37 Employment and Non-Competition Agreement dated October 18, 1995 by and between Innovative Accessories, Inc. and James A. Nett.

10.38 Interim Loan Agreement dated November 7, 1995 by and between Innovative Accessories, Inc. and Lund International Holdings, Inc.

10.39 Demand Promissory Note dated November 7, 1995 between Innovative Accessories, Inc. and Lund International Holdings, Inc.

10.40 Assignment of Patents dated November 7, 1995 from James A. Nett to Lund International Holdings, Inc.

 27.0 Financial Data Schedule (For SEC use only)

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed for the quarter ended September 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LUND INTERNATIONAL HOLDINGS, INC.
                                     (Registrant)


                                     By  /s/  William J. McMahon
                                         William J. McMahon
                                         President and Chief Executive Officer


                                     By  /s/  Jay M. Allsup
                                         Jay M. Allsup
                                         Chief Financial Officer