Form 10-Q
period 1995-12-31
LUND INTERNATIONAL HOLDINGS INC
filed 1996-02-07
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended December 31, 1995


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from ____________ to ____________

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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_       No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

At February 5, 1996, 4,391,970 shares of the registrant's common stock, $.10 par value, were outstanding.



                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements

         Consolidated Balance Sheets
         December 31, 1995 (Unaudited)
         and June 30, 1995                                                 1-2

         Consolidated Income Statements (Unaudited)
         Three and six months ended December 31, 1995 and 1994               3

         Consolidated Statements of Cash Flows (Unaudited)
         Three and six months ended December 30, 1995 and 1994               4

         Notes to Consolidated Financial Statements (Unaudited)              5

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-8

PART II.  OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                           9



PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                 December 31,   June 30,
                                                     1995         1995
                                                 -----------   -----------
                                                 (unaudited)
ASSETS

Current Assets
     Cash and temporary cash investments         $    91,314   $   269,168
     Restricted cash                                 261,766       783,793
     Marketable securities                         7,741,209    11,026,034
     Restricted marketable securities                231,776             0
     Accounts receivable, net                     10,532,325     9,674,908
     Inventories                                   4,931,905     4,669,550
     Deferred tax assets                             678,800       678,800
     Other current assets                            806,314       830,448
                                                 -----------   -----------

              Total current assets                25,275,409    27,932,701
                                                 -----------   -----------

Long Term Assets
     Property and equipment, net                   6,562,992     6,630,666
     Restricted cash and marketable securities     1,129,846     1,336,564
     Deferred financing costs, net                   135,991       151,682
     Note receivable                               1,955,939             0
     Other assets, net                               680,762       654,585
                                                 -----------   -----------

              Total long term assets              10,465,530     8,773,497
                                                 -----------   -----------

TOTAL ASSETS                                     $35,740,939   $36,706,198
                                                 ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                December 31,     June 30,
                                                    1995          1995
                                                 -----------   -----------
                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS'  EQUITY

Current Liabilities
     Accounts payable, trade                     $ 1,134,100   $ 2,797,718
     Accrued expenses and other                    1,826,371     2,563,329
     Income taxes payable                            106,090       391,126
     Long term debt - current portion                440,000       420,000
                                                 -----------   -----------

              Total current liabilities            3,506,561     6,172,173
                                                 -----------   -----------

Long Term Liabilities
     Long term debt, less current portion          4,590,000     5,030,000
                                                 -----------   -----------

              Total long term liabilities          4,590,000     5,030,000

Stockholders' Equity
     Preferred stock, $.01 par value
       Authorized 2,000,000 shares;
        none issued                                     --            --
     Common stock, $.10 par value
       Authorized 25,000,000 shares;
         issued and outstanding 4,391,970 and
         4,387,902 shares at December 31, 1995
         and June 30, 1995, respectively             439,197       438,790
     Class B common stock, $.01 par value
       Authorized 3,000,000 shares;
         none issued                                    --            --
     Additional paid-in capital                      975,875       767,417
     Unrealized holding losses on marketable
       securities                                    (82,754)     (150,356)
     Unearned deferred compensation                 (194,132)     (242,175)
     Retained earnings                            26,506,192    24,690,349
                                                 -----------   -----------

              Total stockholders' equity          27,644,378    25,504,025
                                                 -----------   -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $35,740,939   $36,706,198
                                                 ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                        LUND INTERNATIONAL HOLDINGS, INC.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                            Three Months Ended                Six Months Ended
                                               December 31,                    December 31,
                                           1995            1994            1995            1994
                                       ------------    ------------    ------------    ------------
Net sales                              $ 10,267,716    $ 11,056,725    $ 20,704,299    $ 22,163,874
Cost of goods sold                        6,322,298       6,337,476      12,806,483      12,525,361
                                       ------------    ------------    ------------    ------------
     Gross profit                         3,945,418       4,719,249       7,897,816       9,638,513

Operating expenses
     General and administrative           1,113,741         952,470       2,110,263       1,916,007
     Selling and marketing                1,319,783       1,111,456       2,587,365       2,171,542
     Research and development               275,519         233,656         521,946         465,714
                                       ------------    ------------    ------------    ------------
         Total operating expenses         2,709,043       2,297,582       5,219,574       4,553,263
                                       ------------    ------------    ------------    ------------
Income from operations                    1,236,375       2,421,667       2,678,242       5,085,250

Other income (expense)
     Interest expense                       (77,944)              0        (169,793)              0
     Interest income                        153,184         151,269         315,598         283,657
     Other                                  (57,604)        (27,254)        (51,771)       (123,808)
                                       ------------    ------------    ------------    ------------
         Other income (expense), net         17,636         124,015          94,034         159,849
                                       ------------    ------------    ------------    ------------
Income before taxes                       1,254,011       2,545,682       2,772,276       5,245,099
Provision for income tax                    432,631         890,839         956,433       1,835,634
                                       ------------    ------------    ------------    ------------

     Net income                        $    821,380    $  1,654,843    $  1,815,843    $  3,409,465
                                       ============    ============    ============    ============

     Net income per share              $       0.19    $       0.37    $       0.41    $       0.77
                                       ============    ============    ============    ============

     Weighted average number
      of shares outstanding               4,394,122       4,427,088       4,421,642       4,413,104
                                       ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.


                        LUND INTERNATIONAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                        December 31,
                                                                   1995           1994
                                                               -----------    -----------
Cash flows from operating activities:
 Net income                                                    $ 1,815,843    $ 3,409,465
 Adjustments to reconcile net income to
  net cash (used in) provided by operating activities:
   Depreciation and amortization                                   374,545        276,217
   Deferred compensation amortization                               48,043         45,312
   Gain on disposal of property and equipment                      (10,758)       (24,591)
   Provision for doubtful accounts                                 170,657         28,984
   Provision for (reduction in) inventory reserves                  49,895        (41,002)
   Increase in cash surrender value of life insurance              (87,660)       (93,863)
Changes in operating assets and liabilities:
  Increase in accounts receivable                               (1,028,074)    (2,424,200)
  Increase in inventories                                         (312,250)      (270,472)
  (Increase) decrease in other assets                               72,849       (160,470)
  Increase (decrease) in accounts payable-trade                 (1,663,618)       364,570
  Increase in accrued expenses and other                           172,922         98,035
  Decrease in income taxes payable                                (285,036)      (483,866)
                                                               -----------    -----------
   Total adjustments                                            (2,498,485)    (2,685,346)
                                                               -----------    -----------
   Net cash (used in) provided by operating activities            (682,642)       724,119
                                                               -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                             (294,476)    (1,969,517)
  Proceeds from sales of property and equipment                     26,822         34,850
  Purchases of marketable securities                            (2,993,882)    (6,725,124)
  Proceeds from sale and redemption of marketable securities     6,346,309      4,315,050
  Net increase in restricted cash and investments                  496,969       (994,430)
  Increase in note receivable                                   (1,955,939)             0
                                                               -----------    -----------
   Net cash provided by (used in) investing activities           1,625,803     (5,339,171)
                                                               -----------    -----------

Cash flows from financing activities:
  Cost of bond issuance, net                                             0       (151,682)
  Proceeds from bond offering                                            0      5,450,000
  Checks issued in excess of cash balances, net                   (909,880)             0
  Reduction in long term debt                                     (420,000)             0
  Proceeds from issuance of common stock                           208,865        415,726
                                                               -----------    -----------
   Net cash (used in) provided by financing activities          (1,121,015)     5,714,044
                                                               -----------    -----------
   Net increase (decrease) in cash and
    and temporary cash investments                                (177,854)     1,098,992
Cash and temporary cash investments:
  Beginning of period                                              269,168      3,051,861
                                                               -----------    -----------
  End of period                                                $    91,314    $ 4,150,853
                                                               ===========    ===========

Supplemental disclosure on cash flow information:
  Cash paid during the period for income taxes                 $ 1,219,000    $ 2,319,500
                                                               ===========    ===========
  Cash paid during the period for interest                     $   176,233    $         0
                                                               ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated, and Lund International FSC, Inc. The consolidated balance sheet as of December 31, 1995, and the related consolidated income statements for the three and six month periods ended December 31, 1995 and 1994 and consolidated statements of cash flows for the six month periods ended December 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Inventories

Inventories consisted of the following:

                                           December 31,      June 30,
                                               1995            1995

Raw Materials                               $2,225,724      $2,195,717
Finished goods and work in process           2,706,181       2,473,833
                                          ------------    ------------

Total                                       $4,931,905      $4,669,550
                                          ============    ============

C - Earnings per Share

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation.

D - Note Receivable

Lund entered into an agreement to market products for Innovative Accessories, Inc. dba Luxxus Truxcovers on October 18, 1995. In addition, Lund entered into an option agreement to purchase the company between June 30, 1996 and June 30, 1997. In connection with this arrangement, Lund will provide a working capital loan to Innovative Accessories which was $1,955,369 as of December 31, 1995.



Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

              RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED
                                DECEMBER 31, 1995
                    AS COMPARED TO THREE AND SIX MONTHS ENDED
                                DECEMBER 31, 1994

Introduction

Over the last four fiscal years ended June 30, 1995, Lund has experienced significant sales growth due to the popularity of its product lines, the strength of its marketing programs and the growth in unit sales of light duty trucks. During fiscal 1995, Lund responded to this increased demand by adding additional capacity with a new facility which was completed in March 1995. This facility allowed Lund to meet current customer demand, reduce backlog and improve order fill rates. As a result of improved servicing levels during the fourth quarter of fiscal 1995, Lund's customers decreased inventory stock levels to improve inventory turns. Additionally, with the increased capacity, the Company entered into fiscal 1996 without the historical backlog that resulted from production and shipping constraints in the previous facility. These fundamental improvements, in addition to the generally soft retail market, contributed to the decrease in net sales and income for the first six-month period of fiscal 1996 compared to fiscal 1995.

Results of Operations

Net sales for the three-month period ended December 31, 1995 decreased 7.1% to $10,267,716 from $11,056,725 for same period ended December 31, 1994. Net sales for the six-month period ended December 31, 1995 decreased 6.6% to $20,704,299 from $22,163,874 for the same period ended December 31, 1994. The net sales decrease for both periods was primarily due to Lund's customers reducing their inventory levels, an overall sluggishness in retail sales and reduced availability in the fall and early winter of new trucks. The net sales decrease for the three months ended December 31, 1995, was also impacted by customers delaying visor orders in anticipation of Lund's newly developed visor which began shipping during the third quarter of fiscal 1996.

For the three-month period ended December 31, 1995, gross profit decreased 16.4% to $3,945,418 from $4,719,249 for the same period ended December 31, 1994. For the six-month period ended December 31, 1995, gross profit decreased 18.1% to $7,897,816 from $9,638,513 for the same period ended December 31, 1994. For the three-month period ended December 31, 1995, gross profit margin was 38.4% compared to 42.7% for the comparable period ended December 31, 1994. For the six-month period ended December 31, 1995, gross profit margin was 38.1% compared to 43.5% for the comparable period ended December 31, 1994. The decrease in gross profit margins for both periods primarily resulted from (i) higher raw material and packaging expenses, (ii) a shift in sales mix which continued to favor plastic products and lower gross margin fiberglass products, (iii) higher labor and manufacturing operating costs as a percent of sales due to lower production and sales levels, and (iv) higher overall expenses as a percent of sales for the new facility.

For the three-month period ended December 31, 1995, general and administrative expenses increased 16.9% to $1,113,741 from $952,470 for the same period ended December 31, 1994. For the six-month period ended December 31, 1995, general and administrative expenses increased 10.1% to $2,110,263 from $1,916,007 for the same period ended December 31, 1994. The increased expenses for both periods resulted from higher bad debt, recruiting and salary expenses which were offset by reduced bonus expense. The increased expenses for the three-month period ended December 31, 1995 included computer consulting expenses and a one-time write-off of South Dakota facility development costs. As a percent of net sales, general and administrative expenses were 10.8% and 8.6% for the three-month periods ended December 31, 1995 and 1994, respectively. As a percent of net sales, general and administrative expenses were 10.2% and 8.6% for the six-month periods ended December 31, 1995 and 1994, respectively. These increases were primarily due to general and administrative expenses increasing in a period when sales decreased.

For the three-month period ended December 31, 1995, selling and marketing expenses increased 18.7% to $1,319,783 from $1,111,456 for the same period ended December 31, 1994. For the six-month period ended December 31, 1995, sales and marketing expenses increased 19.1% to $2,587,365 from $2,171,542 for the same period ended December 31, 1994. The increase for both the three and six-month periods primarily resulted from increased customer co-operative advertising, sales displays and promotional expenses. As a percent of net sales, selling and marketing expenses increased to 12.9% and 10.1%, from 12.5% and 9.8% for the three-month and six-month periods ended December 31, 1995 and 1994, respectively. These increases were primarily due to sales and marketing expenses increasing in a period when sales decreased.

For the three-month period ended December 31, 1995, research and development expenses increased 17.9% to $275,519 from $233,656 for the same period ended December 31, 1994. For the six-month period ended December 31, 1995, research and development expenses increased 12.1% to $521,946 from $465,714 for the comparable period in fiscal 1995. As a percent of net sales, research and development expenses increased to 2.7% from 2.1% for the three-month period ended December 31, 1995 compared to the same period ended December 31, 1994. As a percent of net sales, research and development expenses were 2.5% and 2.1% for the six-month periods ended December 31, 1995 and 1994, respectively. These increases primarily resulted from higher facility and operating lease expenses and lower than anticipated sales which placed research and development expenses in excess of our 2% goal.

Income tax expense for the three and six-month period ended December 31, 1995 was calculated using an estimated tax rate of 34.5% compared to 35.0% for the comparable period ended December 31, 1994. The decrease in the estimated tax rate for fiscal 1996 was primarily due to an increase in tax exempt income.


Liquidity and Capital Resources

The Company has generally funded its operations to date from operating cash flow. The Company had working capital of $21,768,848 including cash and marketable securities of $8,094,289 as of December 31, 1995 compared to $21,760,528 including cash and marketable securities of $12,078,995 as of June 30, 1995. The reduction of $3,984,706 in cash and marketable securities was principally due to (i) an increase of $1,955,939 in notes receivable from Innovative Accessories, Inc., (ii) a $1,633,618 decrease in accounts payable resulting from lowering purchasing levels and by fully utilizing cash discounts and (iii) a $1,028,074 increase in accounts receivable due to seasonal dating programs.

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



PART II.  OTHER INFORMATION

Item 5. - None

Item 6.   Exhibits and Reports on Form 8-K.

   (a)  Exhibits

10.41 Loan Agreement dated November 29, 1995 by and between Innovative Accessories, Inc. and Lund International Holdings, Inc.

10.42 Revolving Promissory Note dated November 29, 1995 by and between Innovative Accessories, Inc. and Lund International Holdings, Inc.

10.43 Security Agreement dated November 29, 1995 by and between Innovative Accessories, Inc. and Lund International Holdings, Inc.

27       Financial Data Schedule

   (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ended December 31, 1995.


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