Form 10-Q
period 1996-03-31
LUND INTERNATIONAL HOLDINGS INC
filed 1996-05-07
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from                     to



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

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

At May 3, 1996, 4,397,970 shares of the registrant's common stock, $.10 par value, were outstanding.




                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                         Page
                                                                        Number

PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements

         Consolidated Balance Sheets (Unaudited) March 31, 1996
          and June 30, 1995                                              1-2

         Consolidated Income Statements  (Unaudited)
          Three and nine months ended  March 31, 1996 and 1995            3

         Consolidated Statements of Cash Flows (Unaudited)
          Nine months ended March 31, 1996 and 1995                       4

         Notes to Consolidated Financial Statements (Unaudited)           5

 Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations               6-8

PART II. OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                              9




PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  March 31,     June 30,
                                                    1996          1995
                                                 -----------   -----------
ASSETS

Current assets:
     Cash and temporary cash investments         $   372,739   $   269,168
     Marketable securities                         7,561,116    11,026,034
     Restricted cash and marketable securities       544,115       783,793
     Accounts receivable, net                      9,294,221     9,674,908
     Inventories                                   6,162,777     4,669,550
     Deferred income taxes                           678,800       678,800
     Other current assets                          1,001,527       830,448
                                                 -----------   -----------

             Total current assets                 25,615,295    27,932,701
                                                 -----------   -----------

Property and equipment, net                        6,700,315     6,630,666
Restricted cash and marketable securities          1,120,149     1,336,564
Note receivable                                    2,230,089          --
Other assets, net                                    872,277       806,267
                                                 -----------   -----------

             Total long term assets               10,922,830     8,773,497
                                                 -----------   -----------

TOTAL ASSETS                                     $36,538,125   $36,706,198
                                                 ===========   ===========



                 The accompanying notes are an integral part of
                           these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            March 31,       June 30,
                                                              1996            1995
                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
     Accounts payable, trade                              $  1,580,576    $  2,797,718
     Accrued expenses and other                                873,236       2,563,329
     Income taxes payable                                      245,631         391,126
     Long-term debt - current portion                          440,000         420,000
                                                          ------------    ------------

             Total current liabilities                       3,139,443       6,172,173
                                                          ------------    ------------

Long-term debt, less current portion                         4,590,000       5,030,000
                                                          ------------    ------------


Stockholders' equity:
     Preferred stock, $.01 par value
       Authorized 2,000,000 shares;
        none issued                                               --              --
     Common stock, $.10 par value
       Authorized 25,000,000 shares;
         issued and outstanding 4,391,970 and
         4,387,902 shares at March 31, 1996
         and June 30, 1995, respectively                       439,197         438,790
     Class B common stock, $.01 par value
       Authorized 3,000,000 shares;
         none issued                                              --              --
     Additional paid-in capital                                975,875         767,417
     Unrealized holding losses on marketable securities       (153,532)       (150,356)
     Unearned deferred compensation                           (177,002)       (242,175)
     Retained earnings                                      27,724,144      24,690,349
                                                          ------------    ------------

             Total stockholders' equity                     28,808,682      25,504,025
                                                          ------------    ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                   $ 36,538,125    $ 36,706,198
                                                          ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                         Three Months Ended               Nine Months Ended
                                              March 31,                       March 31,
                                        1996            1995            1996            1995
                                    ------------    ------------    ------------    ------------
Net sales                           $ 11,524,922    $ 10,623,974    $ 32,229,221    $ 32,787,848
Cost of goods sold                     7,240,505       6,188,184      20,046,988      18,713,545
                                    ------------    ------------    ------------    ------------
     Gross profit                      4,284,417       4,435,790      12,182,233      14,074,303

Operating expenses:
     General and administrative          912,165       1,092,968       3,022,428       3,008,976
     Selling and marketing             1,295,611       1,173,804       3,882,976       3,345,346
     Research and development            311,380         219,927         833,326         685,641
                                    ------------    ------------    ------------    ------------
         Total operating expenses      2,519,156       2,486,699       7,738,730       7,039,963
                                    ------------    ------------    ------------    ------------
Income from operations                 1,765,261       1,949,091       4,443,503       7,034,340

Other income (expense):
     Interest expense                    (77,517)        (36,101)       (247,310)        (36,101)
     Interest income                     191,801         146,342         507,399         429,999
     Other                               (20,077)         24,910         (71,848)        (98,898)
                                    ------------    ------------    ------------    ------------
         Other income, net                94,207         135,151         188,241         295,000
                                    ------------    ------------    ------------    ------------
Income before income taxes             1,859,468       2,084,242       4,631,744       7,329,340
Provision for income taxes               641,516         729,486       1,597,949       2,565,120
                                    ------------    ------------    ------------    ------------
     Net income                     $  1,217,952    $  1,354,756    $  3,033,795    $  4,764,220
                                    ============    ============    ============    ============

     Net income per share           $       0.28    $       0.31    $       0.69    $       1.08
                                    ============    ============    ============    ============

     Weighted average number
      of shares outstanding            4,393,437       4,429,034       4,398,074       4,419,979
                                    ============    ============    ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                   1996            1995
                                                                -----------    -----------
Cash flows from operating activities:
 Net income                                                     $ 3,033,795    $ 4,764,220
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                                     654,131        383,245
  Gain on disposal of property and equipment                        (10,758)       (24,591)
  Provision for doubtful accounts                                   170,657         27,374
  Provision for (reduction in) inventory reserves                    88,895        (73,569)
  Increase in cash surrender value of life insurance               (131,490)      (140,792)
Changes in operating assets and liabilities:
  Accounts receivable                                               210,030     (1,722,978)
  Inventories                                                    (1,582,122)    (1,232,460)
  Other current assets and other assets                            (144,364)      (306,894)
  Accounts payable, trade                                        (1,217,142)     1,343,277
  Accrued expenses and other                                       (780,213)      (578,580)
  Income taxes payable                                             (145,495)      (762,200)
                                                                -----------    -----------
   Net cash provided by operating activities                        145,924      1,676,052
                                                                -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                              (635,906)    (5,450,912)
  Proceeds from sales of property and equipment                      26,822         34,850
  Purchases of marketable securities                             (5,182,454)    (4,233,871)
  Proceeds from sales and redemption of marketable securities     8,644,196      2,336,254
  Change in restricted cash and marketable securities               456,093     (1,905,678)
  Increase in note receivable                                    (2,230,089)          --
                                                                -----------    -----------
   Net cash provided by (used in) investing activities            1,078,662     (9,219,357)
                                                                -----------    -----------

Cash flows from financing activities:
  Cost of bond issuance, net                                           --         (151,682)
  Proceeds from bond offering                                          --        5,450,000
  Checks issued in excess of cash balances                         (909,880)          --
  Payment on long-term debt                                        (420,000)          --
  Proceeds from issuance of common stock                            208,865        464,163
                                                                -----------    -----------
   Net cash (used in) provided by financing activities           (1,121,015)     5,762,481
                                                                -----------    -----------

   Net increase (decrease) in cash and
    and temporary cash investments                                  103,571     (1,780,824)
Cash and temporary cash investments:
  Beginning of period                                               269,168      3,051,861
                                                                -----------    -----------
  End of period                                                 $   372,739    $ 1,271,037
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                  $ 1,721,000    $ 3,327,319
                                                                ===========    ===========
  Cash paid during the period for interest                      $   333,843    $    36,101
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.




                        LUND INTERNATIONAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A - Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated and Lund International FSC, Inc. The consolidated balance sheet as of March 31, 1996, and the related consolidated income statements for the three-and nine-month periods ended March 31, 1996 and 1995 and consolidated statements of cash flows for the nine-month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Inventories.

Inventories consisted of the following:

                                           March 31,       June 30,
                                             1996            1995
                                          -----------    -----------
Raw Materials                             $ 2,879,954    $ 2,195,717
Finished goods and work in process          3,282,823      2,473,833
                                          -----------    -----------

Total                                     $ 6,162,777    $ 4,669,550
                                          ===========    ===========

C - Earnings per Share.

Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Dilutive stock options and warrants are considered common stock equivalents for the purposes of this computation.

D - Note Receivable.

The Company entered into an agreement to provide working capital funds and to market products for Innovative Accessories, Inc. dba Luxxus Trux Covers ("Innovative Accessories") during the second quarter of fiscal year 1996. In connection with the arrangement, the Company has provided working capital funding of $2,230,089. As of March 31, 1996, Innovative Accessories had not complied with certain provisions of said agreement.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

              RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED
                                 MARCH 31, 1996
                   AS COMPARED TO THREE AND NINE MONTHS ENDED
                                 MARCH 31, 1995

Introduction

Over the last four fiscal years ended June 30, 1995, Lund has experienced significant sales growth due to the popularity of its product lines, the strength of its marketing programs and the growth in unit sales of light duty trucks. During fiscal 1995, Lund responded to this increased demand by adding additional capacity with a new facility which was completed in March 1995. This facility has allowed Lund to meet current customer demand, reduce backlog and improve order fill rates. As a result of improved servicing levels during the fourth quarter of fiscal 1995, Lund's customers decreased inventory stock levels to improve inventory turns. Additionally, with the increased capacity, the Company entered fiscal 1996 without the historical backlog that resulted from production and shipping constraints in the previous facility. These fundamental improvements, in addition to the generally soft retail market, contributed to the decrease in net sales and income for the first nine-month period of fiscal 1996 compared to fiscal 1995. During the latter part of second quarter and throughout the third quarter of fiscal 1996, sales were also impacted by delays in the design, production and shipment of new product applications for the 1997 Ford F series pickup and Lund's new Solar(TM) and Lunar(TM) visors. The Company anticipates these product development issues will be corrected during the fourth quarter of fiscal 1996.

Results of Operations

Net sales for the three-month period ended March 31, 1996 increased 8.5% to $11,524,922 from $10,623,974 for same period ended March 31, 1995. Although sales of the Solar and Lunar visor lines did not meet expectations, they did contribute to the increase in sales for the third quarter of fiscal 1996 over fiscal 1995. Net sales for the nine-month period ended March 31, 1996 decreased 1.7% to $32,229,221 from $32,787,848 for the same period ended March 31, 1995.
The net sales decrease for the nine-month period was primarily due to Lund's customers reducing their inventory levels, an overall sluggishness in retail sales and delays in new product offerings and shipments.

For the three-month period ended March 31, 1996, gross profit decreased 3.4% to $4,284,417 from $4,435,790 for the same period ended March 31, 1995. For the nine-month period ended March 31, 1996, gross profit decreased 13.4% to $12,182,233 from $14,074,303 for the same period ended March 31, 1995. For the three-month period ended March 31, 1996, gross profit margin was 37.2% compared to 41.8% for the comparable period ended March 31, 1995. For the nine-month period ended March 31, 1996, gross profit margin was 37.8% compared to 42.9% for the comparable period ended March 31, 1995. The decrease in gross profit margins for both periods primarily resulted from (i) higher raw material and packaging expenses, (ii) a shift in sales mix which continued to favor plastic products and lower gross margin fiberglass products, (iii) higher labor and manufacturing operating costs as a percent of sales due to lower production and sales levels, and (iv) higher warranty expenses on the acrylic hood protectors.

For the three-month period ended March 31, 1996, general and administrative expenses decreased 16.5% to $912,165 from $1,092,968 for the same period ended March 31, 1995. For the nine-month period ended March 31, 1996, general and administrative expenses increased less than 1% to $3,022,428 from $3,008,976 for the same period ended March 31, 1995. The decreased expenses for the three-month period ended March 31, 1996 resulted from $155,000 of relocation expenses and higher bonus expenses for the same period in 1995, which was partially offset by higher salary, legal patent, and consulting fees. For the nine month periods, the expenses in dollars were virtually the same although higher bad debt expenses were a significant component of general and administrative expenses in fiscal 1996 while higher bonus and relocation expenses were a significant factor in fiscal 1995. As a percent of net sales, general and administrative expenses were 7.9% and 10.3% for the three-month periods ended March 31, 1996 and 1995, respectively. As a percent of net sales, general and administrative expenses were 9.4% and 9.2% for the nine-month periods ended March 31, 1996 and 1995, respectively.

For the three-month period ended March 31, 1996, selling and marketing expenses increased 10.4% to $1,295,611 from $1,173,804 for the same period ended March 31, 1995. For the nine-month period ended March 31, 1996, selling and marketing expenses increased 16.1% to $3,882,976 from $3,345,346 for the same period ended March 31, 1995. The increase for both the three and nine-month periods primarily resulted from increased customer co-operative advertising, printing, sales displays and promotional expenses. As a percent of net sales, selling and marketing expenses increased to 11.2% and 12.0%, from 11.0% and 10.2% for the three-month and nine-month periods ended March 31, 1996 and 1995, respectively.

For the three-month period ended March 31, 1996, research and development expenses increased 41.6% to $311,380 from $219,927 for the same period ended March 31, 1995. For the nine-month period ended March 31, 1996, research and development expenses increased 21.5% to $833,326 from $685,641 for the comparable period in fiscal 1995. As a percent of net sales, research and development expenses increased to 2.7% from 2.1% for the three-month period ended March 31, 1996 compared to the same period ended March 31, 1995. As a percent of net sales, research and development expenses were 2.6% and 2.1% for the nine-month periods ended March 31, 1996 and 1995, respectively. These increases primarily resulted from higher facility, operating lease expenses, tooling costs and salaries allocated to research and development. The percentage increases were also impacted by the lower than anticipated sales.

Liquidity and Capital Resources

The Company has generally funded its operations to date from operating cash flow. The Company had working capital of $22,475,852 including cash and marketable securities of $8,477,970 as of March 31, 1996 compared to $21,760,528 including cash and marketable securities of $12,078,995 as of June 30, 1995. The reduction of $3,601,025 in cash and marketable securities was principally due to
(i) an increase of $2,230,089 in note receivable from Innovative Accessories, Inc., (ii) a $1,217,142 decrease in accounts payable resulting from lowering outside purchasing levels and by fully utilizing cash discounts and (iii) a $1,493,227 increase in inventories as the Company has built inventories to maintain customer servicing levels with increased sales anticipated in the Company's fourth fiscal quarter.

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



PART II.  OTHER INFORMATION

Item 5. - None

Item 6.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits

       27.1     Financial Data Schedule

  (b)  Reports on Form 8-K

       Form 8-K filed April 15, 1996 with respect to a change in the Company's Certifying Accountant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LUND INTERNATIONAL HOLDINGS, INC.
                                 (Registrant)


                                 By /s/ William J. McMahon
                                    William J. McMahon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                 By /s/ Jay M. Allsup
                                    Jay M. Allsup
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)