Form 10-K
period 1996-06-30
LUND INTERNATIONAL HOLDINGS INC
filed 1996-09-30
CIK 820526

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______to________


                         Commission File Number: 0-16319


                        LUND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                 41-1568618
(State or other jurisdiction                             (I.R.S. Employer
or organization)                                         Identification Number)


                    911 Lund Boulevard, Anoka Minnesota 55303
           (Address of principal executive offices including Zip Code)

Registrant's telephone number, including area code: (612) 576-4200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes __X__  No ____

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Number of shares of Common Stock, $.10 par value, outstanding as of September 19, 1996 was 4,391,970. The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 19, 1996 was approximately $34,028,811 based upon the last sale price of the registrant's Common Stock on such date.

Documents incorporated by reference:
Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part II and portions of the registrant's Proxy Statement are incorporated by reference into Part III.

                               Page 1 of 110 Pages
                     The Exhibit Index is located on page 18


PART I.

Item 1.  BUSINESS

General

Lund International Holdings, Inc. ("Holdings") was incorporated on November 10, 1986, pursuant to the Delaware General Corporation Law. Lund Industries, Incorporated ("Lund") was incorporated as a Minnesota corporation in 1965 and first engaged in its present business in 1974. In October 1987, Holdings acquired Lund as a wholly-owned operating subsidiary. During fiscal 1993, a foreign sales corporation was incorporated and named Lund International FSC, Inc. ("FSC") as a wholly-owned foreign sales corporation of Holdings. In fiscal 1996, Lund Acquisition Corp. ("Acquisition") was incorporated as a Minnesota corporation. During 1996, Acquisition acquired certain assets of Innovative Accessories, Inc., an Oklahoma corporation. (Holdings, Lund, FSC and Acquisition will hereinafter be referred to collectively as the "Company" or "Lund").

Lund is a leading designer, manufacturer and marketer of a broad line of appearance accessories for new and used light trucks, including pickup trucks, sport utility vehicles, minivans and other vans. The Company's products allow consumers to customize the relatively uniform look of light trucks with stylish and functional accessories which are engineered and designed to give an original equipment look and fit. The Company currently has 32 product lines, each designed to fit a wide range of makes, models and years of light trucks. The Company's major product categories are:

         EXTERNAL VISORS, which give light trucks an aerodynamically-styled look while reducing glare;

         HOOD SHIELDS/BUG DEFLECTORS, which provide a distinctive look and protect hoods and windshields from insects, stones and road debris;

         RUNNING BOARDS, which provide an original equipment look, protect the rocker panels of a vehicle and assist in passenger entry and exit;

         TONNEAU COVERS, which protect the bed of a pickup truck with a smooth, stylish look; and

         OTHER EXTERNAL APPEARANCE ACCESSORIES, which include cab extenders, styling covers for taillights and headlights, tailgate protectors, fender extensions, custom grille inserts, rear window air deflectors, side window covers, wiper cowls, rear valances, interior window nets, cargo trays, floor mats and bumper covers.

Products

The Company currently has 32 appearance product lines, each designed to fit a wide range of vehicles. These products are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic or polycarbonate. Virtually all of Lund's products are custom molded for an exact fit to each vehicle.

EXTERNAL VISORS

In fiscal 1978, Lund entered the light truck accessory market by introducing the Lund SunVisor(R). Since then, the Company has been designing, manufacturing and selling external visors and believes it is the largest supplier of external visors in the industry. In fiscal 1996, Lund introduced and began shipping the Solar(TM) and Lunar(TM) visors. The visor category represented 36.2%, 43.4% and 48.8% of the Company's gross sales in fiscal 1996, 1995 and 1994, respectively, The Company's current visor product lines include:

LUND SUNVISOR(R). The Lund SunVisor extends forward from the roofline of the truck's cab, enhancing its appearance with an aerodynamically-styled look while reducing glare for passengers. A distinctive hawk-like silhouette is incorporated into a majority of the Lund SunVisors.

MOONVISOR(TM). The MoonVisor is similar to the Lund SunVisor, with the addition of recessed amber running lights for additional style and lighting.

The SunVisors and MoonVisors are sold unpainted to allow a customer to match the paint of the visor to that of the vehicle. The visors are easy to install and are mounted to the cab of the vehicle using self-tapping screws which are capped with custom finishing covers.

SOLAR(TM) VISOR. The Solar Visor is manufactured using a UV stable, ABS polymer and is designed with the unique feature of attaching in the door mount of the vehicle rather the into the roof. This visor is available in the color black and can be painted to match the exterior of the vehicle.

LUNAR(TM) VISOR. The Lunar Visor is similar to the Solar Visor, with the addition of D.O.T. approved recessed amber lights.

HOOD SHIELDS/BUG DEFLECTORS

The Company entered the hood shield/bug deflector market in fiscal 1990 and now offers four styles, which represented 24.1%, 23.9% and 23.3% of the Company's gross sales in fiscal 1996, 1995 and 1994, respectively.
These product lines currently are:

INTERCEPTOR(TM). The Interceptor's wrap-around design is consistent with today's sleek looking vehicles. The Interceptor's unique design protects the leading edge of each fender as well as the hood from bugs, stones and other road debris. This product line is available in smoke, red, blue and clear. The clear shield can be painted for a more customized look.

FRONTRUNNER(TM). The FrontRunner, which is also available for certain cars, follows the contour of the hood for a "second skin" look and mounts easily without tools or drilling. The FrontRunner protects the hood as well as the leading edge of each fender and is available in a black satin finish which can be painted to match the color of the vehicle.

PREDATOR I(TM). The Predator I is a low-profile hood shield that is contoured to match the lines of the hood for maximum aerodynamics. This product line is available in smoke color.

PREDATOR II(TM). The Predator II is similar to the Predator I but has the added feature of a wrap-around design for hood and fender protection. This product line is also available in smoke color.

RUNNING BOARDS AND STEP BOARDS

In fiscal 1992, the Company entered this market when it developed its line of fiberglass running boards. The Company currently offers four sets of running boards, which provide an original equipment look, protect the rocker panels of a vehicle and assist in passenger entry and exit. This product category represented 18.0%, 14.4% and 10.8% of the Company's gross sales in fiscal 1996, 1995 and 1994, respectively. These lines currently are:

RUNNINGMATES(TM). RunningMates are full-length fiberglass running boards that come with a non-skid rubber tread, gravel guard and splash guard. RunningMates are offered in a two-piece design for pickups and large sport utility vehicles. This product line is available in ready-to-paint white gel-coat or, for the Ford Explorer, in mocha.

STEPMATES(TM). StepMates are single step boards that are similar to RunningMates in style and function. StepMates are available in a white gel-coat finish to allow a customer to match the exterior of the vehicle.

SUPERSTEPS(TM). SuperSteps are step boards designed to be a multi-application product with limited part numbers that fit a broad array of vehicles. SuperSteps are molded from an ABS black polymer which can be painted to match the vehicle or installed without painting.

SIDETRACKER(TM). SideTracker running boards are designed to allow four applications to fit most extended cab pickups and sport utility vehicles. These running boards are manufactured from ABS plastic polymer which can be installed without painting or painted to match the vehicle.

TONNEAU COVERS

The Company entered into the tonneau cover market with an initial marketing agreement with, and the subsequent acquisition of certain assets of, Innovative Accessories, Inc. The Company currently markets two styles of soft tonneau covers, which are each designed to protect the bed of a pickup truck. This product category represented 2.2% of the Company's gross sales in fiscal 1996. These product lines currently are:

LUXXUS ADVANTAGE(TM). The Advantage tonneau cover is a vinyl cover that is attached to the bed of a pickup truck to protect the cargo from the elements and to add a smooth look to the pickup. The Advantage tonneau cover is available in black. The cover attaches to the bed of the truck with the use of anodized aluminum rails that are clamped onto the bed. Rust-proof Insulsnaps(R) are used to attach the vinyl to the rail.

LUXXUS PREMIER(TM). The Premier tonneau cover is similar to the Advantage cover but has an upgraded bow design system that allows for easy removal of the bows. The Premier is available in a variety of colors to complement the color of the pickup.

OTHER EXTERNAL APPEARANCE ACCESSORIES

The Company began designing, manufacturing and selling other external appearance accessories in 1982. These products represented 19.5%, 18.3% and 17.1% of the Company's gross sales in fiscal 1996, 1995 and 1994, respectively. The Company's other external appearance accessories currently are:

CAB EXTENDERS AND BODY ACCESSORIES. The Company designed and began selling cab extenders in the 1980's, and other body accessories in the 1990's. The Company's cab extender and other body accessory product lines include:

FASTBACK(R). The Fastback is a cab spoiler designed to enhance the appearance of a pickup truck by extending the lines of the cab. It also acts like a visor for the back of the cab and provides a bar on which accessory lights may be mounted. This product line is available with solid or cutout side panels and has a white gel-coat finish which can be painted to match the vehicle.

RACERBACK(TM). The Racerback cab fairing is similar to the Fastback except that it raises above the cab line with a streamlined spoiler-effect and fastens to the truck cab and roof. The Racerback also allows for the use of a tonneau cover. The Racerback comes in a white gel-coat finish which can be painted to match the vehicle.

WINDJAMMER(TM). The WindJammer is a stylish rear window air deflector that helps prevent the build-up of dirt on the rear window of vans, minivans and sport utility vehicles. The WindJammer is available in smoke acrylic or paintable plastic.

TAILMATE(TM). The TailMate is a fiberglass rear valance that is mounted below a pickup truck's tailgate, providing a smooth look to the back of the vehicle. The TailMate comes in a white gel coat finish which can be painted to match the vehicle.

WIDESIDES(TM). WideSides are fiberglass fender extensions which attach to the rear wheel wells of a pickup truck, giving a vehicle a "dual-tire" look. WideSides extend the body panel by approximately four inches and are offered in a nine inch super-wide size for Chevrolet(R) pickup trucks. WideSides come in a white gel-coat finish which can be painted to match the vehicle.

GATEKEEPER(TM). The GateKeeper tailgate protector adheres to the top edge of a pickup truck's tailgate, protecting it from scratches and dents. The GateKeeper is made from flexible PVC and is sold in black.

SHADOW(TM) WIPER COWL. The Shadow wiper cowl hides the windshield wipers and creates the appearance of a lowered cab, known as a "chopped look." The Shadow is available in smoke or a paintable clear finish.

RUNNINGMATE(TM)REAR EXTENDER. The RunningMate rear extender is used to complement the Company's running board line by extending the look of the running boards to the rear portion of the fender. The RunningMate Extender is made of ABS black polymer plastic and can be painted to match the vehicle.

N.E.T PERFORMANCE(TM) BY LUND. N.E.T.s are designed to capitalize on the popular motorsports enthusiasm. They are installed to the interior of a vehicle to give the look of window racing nets. N.E.T.s are available in a variety of colors.

HARDNOSE(TM) BUMPER COVER. The HardNose bumper cover is a clear plastic polymer cover for the front bumper of a vehicle. The HardNose can be painted from behind to ensure a chip-free painted surface.

BACKDRAFT(TM) TAILGATE SPOILER. The BackDraft tailgate spoiler is a designed black ABS polymer spoiler that can be attached to the tailgate of a pickup using 3M(R) tape.

GRILLE INSERTS. The Company entered the market for grille inserts when it acquired the Cold Front(R) product line in fiscal 1990. The Company developed the Screen Front(TM) product line in fiscal 1991.

COLD FRONT(R). The Cold Front custom grille insert snaps into the grille of a light truck to give a stylish "blacked-out look" and to provide it with fast engine warm-up and even engine temperature in cold weather. The Cold Front consists of solid Lexan(R) panels which come in smoke.

SCREEN FRONT(TM). The Screen Front custom grille insert is similar to the Cold Front except that it consists of perforated Lexan panels that are used to screen bugs and road debris from the grille. The Screen Front is sold in smoke and can be painted to match the vehicle.

HEADLIGHT, TAILLIGHT AND SIDE WINDOW STYLING COVERS. In fiscal 1993, the Company introduced its Eclipse(TM) line of styling covers for headlights and taillights. The Company introduced the Eclipse side window styling covers in fiscal 1994. The Eclipse product lines are:

ECLIPSE HEADLIGHT AND TAILLIGHT STYLING COVERS(TM). The Eclipse headlight and taillight styling covers are solid in design and can be easily mounted without tools or drilling, either by snapping in place or by using a patented mounting system acquired by the Company. The Eclipse headlight styling covers are available in smoke and paintable clear, and the Eclipse taillight styling covers are available in smoke. The Company entered the market for automobile accessories with its headlight styling covers, which are available for most domestic and imported cars and light trucks.

ECLIPSE SLOTTED TAILLIGHT STYLING COVERS(TM). The Eclipse slotted taillight styling covers provide a distinctive look and can be easily mounted using double-sided industrial tape. This product comes in a paintable black finish.

ECLIPSE SIDE WINDOW STYLING COVERS(TM). The Eclipse side window styling covers provide a distinctive look for many domestic and imported extended cab pickup trucks. These covers attach to the side window using double-sided industrial tape. The Eclipse side window styling covers come in smoke or a paintable black finish.

CARGO TRAYS AND FLOOR MATS. The Company entered the market for cargo trays and floor mats with the introduction of two new products in fiscal 1995. These products are used to protect the interior floor of vehicles. Lund's cargo trays and floor mats are manufactured using a special blend of polymers and recycled rubber.

SPORTLINER(TM) CARGO TRAYS. The SportLiner cargo trays are used to protect the storage areas of sport utility vehicles and minivans and are manufactured on the Company's vacuum forming machine. This product is available in a variety of colors to match the interior of the vehicle.

SPORTMAT(TM) FLOOR TRAYS. SportMats are designed to protect the interior floor space of a light truck and are also manufactured on the vacuum forming machine. This product is available to match the SportLiner cargo trays.

Manufacturing Process

The Company's products are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic or polycarbonate. Product lines representing a majority of the Company's sales are manufactured from laminated fiberglass and polyester resin, making these the predominate raw materials currently used by the Company. The Company believes that the raw materials it uses are available from numerous sources and that it could find alternative vendors to supply such materials or alternative materials, if necessary.

Fiberglass products, such as Lund SunVisors, Fastbacks and RunningMates, are manufactured largely by hand using production molds to form a 1/8" fiberglass laminate into product shapes. The edges are then machine trimmed and hand sanded for a smooth finish.

Plastic products, including the Solar and Lunar visors, FrontRunner, WindJammer and the Eclipse product lines, are manufactured from plastic sheets utilizing drape forming and vacuum forming processes. In the drape forming process, a plastic sheet is cut into custom flat shapes, known as blanks. These blanks are heated in a computerized conveyor oven and formed into products by draping the heated blanks over molds. In the vacuum forming process, a plastic sheet is heated and formed over a mold using vacuum pressure in a thermoforming machine.

To supplement its internal manufacturing, the Company relies on independent manufacturers. During fiscal 1996, the Company began outsourcing a portion of its traditional visor line to a manufacturer that utilizes compression molding. This manufacturing technique ensures that product is uniform in strength, thickness and surface quality.

In addition, the Company is investigating the use of an automated resin transfer molding process in its fiberglass manufacturing department.

The Company qualifies each manufacturer and works closely with it to assure the timely delivery of products that meet the Company's specifications. The Company generally retains ownership of the tooling used to produce a product line, with the understanding that it will remove the tooling from the manufacturer's plant at the termination of the manufacturing relationship.

The Company has not experienced any product liability claims in the past. Lund generally provides limited lifetime warranties against manufacturing defects on its products. Historically, warranty expense has not been material to the Company. In fiscal 1996 and 1995, the Company had warranty expense of $778,239 and $510,624, which represented 1.7 % and 1.1% of net sales, respectively. These expenses resulted primarily from warranty claims related to breakage in its acrylic product lines. The Company believes it has addressed this issue by moving to a virtually non-breakable Lexan(R) plastic material for a majority of its acrylic product line.

Marketing and Sales

The Company sells its products through a national distribution system utilizing an in-house sales staff and independent manufacturers' representatives. The Company has three in-house regional sales managers who oversee 13 independent manufacturers' representative organizations employing approximately 60 sales representatives. The Company's staff and the independent manufacturers' representatives sell the Company's products to warehouse distributors, dealer expediters, automotive specialty chain stores, convertors and catalog companies. In addition, the Company sells heavy duty truck visor products to original equipment manufacturers.

While the light truck accessory market is highly fragmented, the Company believes that there is a trend among distributors to prefer suppliers, such as Lund, who provide well-recognized brand names, customer service and a broad product line that accommodates "one-stop-shopping." In addition, the Company believes that there is a trend toward computerized ordering and therefore offers its customers access to ordering through Electronic Data Interchange (EDI).

Virtually all of the Company's sales are from product lines sold in the United States and Canada. The Company delivers product to warehouse distributors by truck from its manufacturing and warehouse facilities in Anoka, Minnesota and Oklahoma City, Oklahoma, as well as from independent warehouses in Toronto, Ontario and Los Angeles, California.

The Company's marketing program is focused on developing high profile new products, creating excitement around its broad product offering and building equity in the Lund name.

The Company employs an integrated communications strategy that utilizes consumer and trade advertising, public relations, promotions, point-of purchase and packaging to communicate a specific message to each level of the selling process. That message is centered on industry leadership, innovation, high quality, breadth of line and Company integrity.

Consumer advertising is focused on building equity in the Lund name through getting the "Lund Look." The program utilizes consumer magazines targeted at the street truck enthusiasts, off-road enthusiasts, sportsmen, tow vehicle owners and family vehicle markets.

Promotion plays a critical role in exposing the "Lund Look" to the consuming public. An example is the Company's sponsorship of the nationally televised "Lund Look 225" NASCAR(R) Craftsman Super Truck Series Race. In addition, the Company participates in other enthusiast events through team sponsorships in racing, off-roading and fishing. The Company also promotes through the use of "Lundmobiles." Lundmobiles consist of various light trucks that have been customized with Lund products to illustrate the ultimate extent of the "Lund Look." Lundmobiles appear at numerous consumer and trade shows, are used in all of the Company's advertisements, are featured in consumer magazine editorials and are utilized by retailers and distributors to create consumer excitement.

Other steps in pulling the product through the distribution system involve trade advertising, direct communication with businesses that come in contact with the consumer and a cooperative advertising program to help them reach the consumer. The Company uses various trade magazines to create excitement at the jobber and retail level. In addition, the Company has developed a network of Authorized Dealers that currently consists of over 9,000 businesses. Lund communicates directly with these dealers regarding new product introductions, promotions, selling tools and selling techniques.

The Company also communicates directly to the consumer through the use of its high quality consumer packaging and point-of-purchase displays. The packaging depicts the product in use on standard vehicles as well as "Lundmobiles" and conveys the features and benefits of the specific product.

Lund produces all of its printed selling tools internally. These tools include product catalogs, application lists and other product literature, which it distributes to the warehouse distributors and independent sales representatives.

SEASONALITY AND BACKLOG

Historically, Lund has had a seasonal mix which favored late winter, spring and early summer with higher sales than late summer and early fall. During fiscal 1995, the Company did not experience its normal seasonality during the first three quarters due to production and shipping capacity constraints in its previous facility, which created significant backlog and shipping delays. During the fourth quarter of fiscal 1995, the Company's new facility allowed it to significantly reduce its backlog and order turn-around time. As a result, the average order turn-around time at the end of fiscal 1996 decreased to five to ten days compared to 15 to 25 days prior to the move.

COMPETITION

The Company's industry is highly competitive. The Company believes that competition in the industry is based on brand name recognition, quality, design, breadth of product line, price, service and packaging. Certain of the Company's competitors and potential competitors, including manufacturers of light trucks, have greater financial or other resources than the Company. There are no significant technological or manufacturing barriers to entry into the Company's business. While the Company has many competitors for most of its product lines, it believes that in the United States it has one of the broadest offerings of appearance accessories in the light truck market and that it occupies a dominant position for external visors and cab extenders.

The Company has aggressively enforced its patents and trademarks and intends to do so in the future. The Company believes that by aggressively enforcing its patents and trademarks it deters other manufacturers from attempting to copy its products or selling lesser quality products at lower prices.

INTELLECTUAL PROPERTY

The Company generally seeks to obtain patents protection, shape/design trademarks and brand trademarks for its products. The Company holds more than 30 patents, expiring at various dates from 1998 to 2010, generally related to product design or mounting procedures. In addition, the Company owns various federally registered and common law trademarks, including the LUND SUNVISOR and a shape/design mark in the distinctive "hawk-like" design, respectively, incorporated in a majority of the Company's visor products. Lund regards its intellectual property rights as valuable assets and has vigorously defended them against infringement.

GOVERNMENT REGULATION

The Company is subject to federal, state and local laws and regulations concerning consumer products, the environment and occupational safety and health.

EMPLOYEES

As of September 17, 1996, the Company employed 267 people on a full-time basis, three people on a part-time basis and contracted for the services of 15 additional full-time people. None of the Company's employees are represented by a labor union. The Company believes its employee relations are good.

EXECUTIVE OFFICERS,  KEY EMPLOYEES AND DIRECTORS

The executive officers, key employees and directors of the Company during fiscal 1996 were as follows:

Name                            Age            Position
- ----                            ---            --------

Allan W. Lund                   66             Chairman of the Board

William J. McMahon              50             President and Chief Executive
                                               Officer

Jay M. Allsup                   38             Chief Financial Officer

Kathy R. Smith                  35             Corporate Secretary

William H. Toms                 51             Vice President of Operations

Bradley W. Andress              42             Vice President of Marketing

Stephen S. Treichel             53             Vice President of Strategic and
                                               Human Systems

James E. Haglund                59             Director

Charles R. Weaver, Jr.          39             Director

David E. Dovenberg              52             Director

Christopher A. Twomey           49             Director


ALLAN W. LUND, a co-founder of the Company, has been Chairman of the Board, a director and executive officer of the Company since 1965.

WILLIAM J. MCMAHON rejoined the Company in September 1994 as President and Chief Executive Officer. From May 1991 to September 1994, Mr. McMahon served as Chief Operating Officer for Anagram International, Inc., a manufacturer and distributor of mylar balloons, gift wrap and industrial packaging. Prior to Anagram, Mr. McMahon was Chief Executive Officer and President of Lund International Holdings, Inc. from 1988 to 1991.

JAY M. ALLSUP joined the Company in October 1993 as the Director of Finance and was appointed Chief Financial Officer in June 1994. From April 1989 to October 1993, he was the Chief Financial Officer and Treasurer of Standun, Inc., a manufacturing holding company.

KATHY R. SMITH joined the Company in May 1989 and since April 1990 has served as Executive Assistant to the Chief Executive Officer. Ms. Smith was named Corporate Secretary and Investor Relations Manager of the Company in February 1994.

WILLIAM H. TOMS joined the Company in April 1995 as Vice President of Operations. From 1983 to April 1995, Mr. Toms was the Vice President of Operations for Anchor-Hocking Plastics, a manufacturer of household storage containers and microwave cookware accessories and a division of the Newell Companies.

BRADLEY W. ANDRESS joined the Company in October 1995 as Vice President of Marketing. From August 1985 to October 1995, Mr. Andress held various positions, including Vice President of Marketing and Vice President of Sales of Plastics, Inc. and Anchor-Hocking Plastics, which are divisions of the Newell Companies.

STEPHEN S. TREICHEL joined the Company in October 1995 as Vice President of Strategic and Human Systems. From 1993 to October 1995, Mr. Treichel was the President of Process Management International, a management consulting firm. From 1990 to 1993, he was a senior manager of strategic services at McGladrey & Pullen, a CPA and consulting firm.

JAMES E. HAGLUND has been a director of the Company since January 1992. He has been the President and owner of Central Container Corporation, a designer and manufacturer of corrugated packaging and related items, since March 1975; a partner in Spectrum Screen Printing, a privately held screen printing company, since 1986; and a partner in Eagle Embroidery, a privately held sportswear design company, since 1992.

CHARLES R. WEAVER, JR. has been a director of the Company since October 1992. He has served as Assistant County Attorney for Anoka County, Minnesota since June 1991, and has served as a Minnesota State Legislator since January 1988. Mr. Weaver was an attorney with Lindquist and Vennum, a law firm based in Minneapolis, Minnesota from September 1984 to June 1991.

DAVID E. DOVENBERG has been a director of the Company since June 1994. He has been the Chief Financial Officer of Universal Hospital Services, Inc., a provider of movable medical equipment, since May 1988.

CHRISTOPHER A. TWOMEY has been a director of the Company since June 1994 and will serve in that capacity until the next annual meeting of stockholders or until his successor is duly elected and qualified. He has been the President, Chief Executive Officer and a director of Arctic Cat, Inc., a designer and manufacturer of snowmobiles and personal watercraft, since February 1986. Mr. Twomey is also a community board member of Norwest Bank Minnesota, N.A.

Item 2.  PROPERTIES

In fiscal 1995, the Company constructed a new facility to consolidate its corporate offices, manufacturing operations and warehouse facilities and allowed Lund to significantly expand its manufacturing capacity and capabilities. This 228,000 square foot facility is located in Anoka, Minnesota. The Company believes that the new facility will allow it to maintain its sales growth, reduce costs by manufacturing more products internally, increase profitability through greater manufacturing efficiencies and improve product quality.

In fiscal 1996, the Company acquired the assets of Innovative Accessories, Inc. of Oklahoma City, Oklahoma. In connection with the acquisition, the Company leased a 32,000 square foot manufacturing and office facility and a 10,000 square foot warehouse facility.

Item 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information required by Item 5 is incorporated herein by reference to the section entitled "Market for the Company's Common Stock" which appears on page 27 of the Company's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996.

Item 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to the section entitled "Five Year Summary" which appears on page 27 of the Company's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 10 through 13 of the Company's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to the "Financial Statements, Notes thereto and Report of Independent Accountants" which appear on pages 14 through 26 of the Company's 1996 Annual Report to Stockholders for the fiscal year ended June 30, 1996. See Item 14 (a) for an index of the financial statements and related schedule. The Report of Independent Accountants as of June 30, 1995 and for the years ended June 30, 1995 and 1994 is included as Exhibit 99 of the Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 1996, the Company dismissed KPMG Peat Marwick LLP as its accountant. KPMG Peat Marwick LLP was the independent accountant who was engaged as principal accountant to audit the Company's financial statements for the Company's two most recent completed fiscal years. On April 9, 1996, the Company retained Coopers & Lybrand L.L.P. as its independent auditors to audit the Company's financial statements for the year ending June 30, 1996.

The reports of KPMG Peat Marwick LLP on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for the two most recent fiscal years and the subsequent interim period proceeding their dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the Company's two most recent fiscal years and the subsequent interim period, there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

Prior to the engagement of Coopers & Lybrand L.L.P., the Company had not consulted with Coopers & Lybrand L.L.P. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter described above.

The decision to change accountants was recommended by the audit committee of the Board of Directors and approved by the entire Board.

The Company has requested, and KPMG Peat Marwick LLP has furnished, a letter addressed to the Commission stating that it agrees with the above statements. A copy of that letter was filed by the Company. In addition, Coopers & Lybrand L.L.P. was provided an opportunity to review the above statements and provide a letter regarding such statements.


                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 concerning executive officers of the Company is set forth at the end of Part I of this report.

The information required by Item 10 concerning the directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                                    PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         (1) Consolidated Financial Statements. The financial statements below are incorporated herein by reference to:
                                                                           Pages
                                                                           -----

Report of Independent Accountants............................................*
Consolidated Balance Sheets as of June 30, 1996 and 1995  ...................*
Consolidated Statement of Earnings for the fiscal years
         ended June 30, 1996, 1995 and 1994..................................*
Consolidated Statement of Changes in Stockholders' Equity
         for the fiscal years ended June 30, 1996, 1995 and 1994 ............*
Consolidated Statement of Cash Flows for the fiscal years
         ended June 30, 1996, 1995 and 1994 .................................*
Notes to Consolidated Financial Statements...................................*


*Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996, a copy of which is included in this Form 10-K as Exhibit 13.


         (2)      Financial Statement Schedule.

                                                                   Pages in this
                                                                       Form 10-K
                                                                   -------------

Reports of Independent Accountants on Financial Statement Schedule........22-23
Schedule II: Valuation and Qualifying Accounts
         for the fiscal years ended June 30, 1996, 1995 and 1994.............24

All other schedules are omitted because they are not required or not applicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

         (3) Exhibits. See "Exhibit Index" on the pages following the signatures.

(b)      Reports on Form 8-K.

         On April 15, 1996, a report on Form 8-K was filed with respect to the Registrant's Change in Certifying Accountants.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LUND INTERNATIONAL HOLDINGS, INC.


                                      By  /s/William J. McMahon
                                          -------------------------------------
                                          William J. McMahon
                                          Chief Executive Officer and President


September 24, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/William J. McMahon                 Chief Executive Officer            September 24, 1996
- ------------------------------        President (Principal Executive
                                      Officer)


/s/ Jay M. Allsup                     Chief Financial Officer            September 24, 1996
- ------------------------------        (Principal Financial Officer)


/s/ Allan W. Lund                     Chairman of the Board,             September 24, 1996
- ------------------------------        Treasurer and Director


/s/ James E. Haglund                  Director                           September 24, 1996
- -----------------------------


/s/ Charles R. Weaver                 Director                           September 24, 1996
- -----------------------------


/s/ Christopher A. Twomey             Director                           September 24, 1996
- -----------------------------


/s/ David E. Dovenberg                Director                           September 24, 1996
- -----------------------------



                           EXHIBIT INDEX TO FORM 10-K


FOR THE FISCAL YEAR ENDED JUNE 30, 1996                   COMMISSION FILE NO: 0-16319

Exhibit                                                   Page Number or Incorporation by
Number     Description                                    Reference to
- ------     -----------                                    ------------
2.1        Agreement and Plan of                          Exhibit 2 of the Registrant's
           Reorganization dated July 21, 1987,            Registration Statement on Form S-4
           as amended as of August 20, 1987               Reg. No. 33-16685
           and September 25, 1987, by and
           among Flex Corporation, Lund
           Industries, Incorporated and Flex
           Acquisition Corp.

2.2        Articles of Merger of Flex                     Exhibit 2.2 of the Registrant's Form
           Acquisition Corp. into Lund                    10-K for the fiscal year ended June
           Industries Incorporated                        30, 1988, Commission File No. 0-16319

3.1        Certificate of Incorporation of                Exhibit 19 of the Registrant's Form
           Registrant as amended to date                  10-Q for the quarter ended December
                                                          31, 1987, Commission File No. 0-16319

3.2        Bylaws                                         Exhibit 3.2 of the Registrant's
                                                          Registration Statement on Form S-4,
                                                          Reg. No. 33-16685

10.2       Assignment dated July 22, 1987,                Exhibit 10.2 of the Registrant's
           of certain U.S. patents of Lund                Registration Statement of Form S-4,
           Industries, Incorporated by Allan              Reg. No. 33-16685
           W. Lund

10.3       Assignment of Certain Canadian                 Exhibit 10.3 of the Registrant's
           Industries Designs to Lund Industries,         Registration Statement on Form S-4
           Incorporated by Allan W. Lund                  Reg. No. 33-16685

10.8       The Registrant's Incentive Stock               Exhibit 10.8 of the Registrant's Form
           Option Plan                                    10-K for the fiscal year ended June
                                                          30, 1989, Commission File No. 0-16319

10.9       Revised specimen of form of option
           granted under the Registrant's
           Incentive Stock Option Plan

10.18      The Registrant's 1992 Non-Employee             Exhibit 10.18 of the Registrant's Form
           Director Stock Option Plan                     10-K for the fiscal year ended June 30, 1992

10.19      Employment letter with Jay M. Allsup           Exhibit 10.19 of the Registrant's Form
           dated September 16, 1993                       10-K for the fiscal year ended June 30, 1994

10.20      Employment Agreement with                      Exhibit 10.20 of the Registrant's Form
           William J. McMahon dated                       10-K for the fiscal year ended June 30, 1994
           August 30, 1994

10.28      Bond Purchase Agreement Among                  Exhibit 10.28 of the Registrant's Form
           Lund Industries, Incorporated; Lund            10-Q for the quarter ended September
           International Holdings, Inc.; City of          30, 1994
           Anoka Minnesota; and Piper Jaffray,
           Inc. dated September 22, 1994

10.29      1994 Incentive Stock Option Plan               Exhibit 10.29 of the Registrant's Form
                                                          10-Q for the quarter ended December
                                                          31, 1994

10.31      Employment Letter with William H.              Exhibit 10.31 of the Registrant's Form
           Toms dated March 7, 1995                       10-Q for the quarter ended March 31, 1995

10.32      Supply agreement between Lund                  Exhibit 10.32 of the Registrant's Form 10-K
           Industries, Incorporated and GenCorp,          for the fiscal year ended June 30, 1995
           Inc. dated June 1, 1995

10.33      Master Lease Agreement between                 Exhibit 10.33 of the Registrant's Form 10-Q
           LMI Funding Corporation and Lund               for the quarter ended September 30, 1995
           Industries, Incorporated dated August
           1, 1995

10.34      Employment letter with Bradley W.              Exhibit 10.34 of the Registrant's Form 10-Q
           Andress dated October 11, 1995                 for the quarter ended September 30, 1995

10.35      Marketing Agreement dated                      Exhibit 10.35 of the Registrant's Form 10-Q
           October 18, 1995 by and between                for the quarter ended September 30, 1995
           Innovative Accessories, Inc. and
           Lund Industries, Incorporated.

10.36      Restated Exclusive Purchase Option             Exhibit 10.36 of the Registrant's Form 10-Q
           Agreement dated October 18, 1995 by            for the quarter ended September 30, 1995
           and among Lund International
           Holdings, Inc., Innovative
           Accessories, Inc. and shareholders
           of Innovative Accessories, Inc.

10.37      Employment and Non-Competition                 Exhibit 10.37 of the Registrant's Form 10-Q
           Agreement dated October 18, 1995               for the quarter ended September 30, 1995
           by and between Innovative Accessories,
           Inc. and James A. Nett.

10.38      Interim Loan Agreement dated                   Exhibit 10.38 of the Registrant's Form 10-Q
           November 7, 1995 by and between                for the quarter ended September 30, 1995
           Innovative Accessories, Inc. and
           Lund International Holdings, Inc.

10.39      Demand Promissory Note dated                   Exhibit 10.39 of the Registrant's Form 10-Q
           November 7, 1995 between Innovative            for the quarter ended September 30, 1995
           Accessories, Inc. and Lund International
           Holdings, Inc.

10.40      Assignment of Patents dated                    Exhibit 10.40 of the Registrant's Form 10-Q
           November 7, 1995 from James A.                 for the quarter ended September 30, 1995
           Nett to Lund International Holdings,
           Inc.

10.41      Loan Agreement dated November 29,              Exhibit 10.41 of the Registrant's Form
           1995 by and between Innovative                 10-Q for the quarter ended
           Accessories, Inc. and Lund                     December 31, 1995
           International Holdings, Inc.

10.42      Revolving Promissory Note dated                Exhibit 10.42 of the Registrant's Form
           November 29, 1995 by and between               10-Q for the quarter ended
           Innovative Accessories, Inc. and               December 31, 1995
           Lund International Holdings, Inc.

10.43      Security Agreement dated November              Exhibit 10.43 of the Registrant's Form
           29, 1995 by and between Innovative             10-Q for the quarter ended
           Accessories, Inc. and Lund                     December 31, 1995
           International Holdings, Inc.

10.44      Asset Purchase Agreement by and                Page 26
           among Lund Acquisition Corp., Innovative
           Accessories, Incorporated, Lund
           International Holdings, Inc., James A. Nett
           and Ramona C. Friar dated May 29, 1996

10.45      Assignment and Assumption of Real              Page 85
           Property Lease by and between
           Innovative Accessories, Incorporated
           and Lund Acquisition Corp. dated
           June 3, 1996

10.46      Assignment of Intellectual Property            Page 87
           Rights from Innovative Accessories,
           Incorporated and James A. Nett to Lund
           Acquisition Corp. dated June 3, 1996

13         Registrant's Annual Report to                  Page 88
           Stockholders for fiscal 1996

16.1       Letter of KPMG Peat Marwick regarding          Page 106
           change in Certifying Accountant

21         Subsidiaries of the registrant:



Name                                    State or Jurisdiction of Incorporation
- ----                                    --------------------------------------

Lund Industries, Incorporated                      Minnesota
Lund International FSC, Inc.                       Virgin Islands
Lund Acquisition Corp.                             Minnesota


23.1       Consent of Independent Accountant              Page 107

23.2       Consent of Independent Accountant              Page 108

27         Financial Data Schedule                        Page 109

99         Report of Independent Accountants              Page 110
           as of June 30, 1995 and for the years
           ended June 30, 1995 and 1994




                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and
Stockholders of Lund International Holdings, Inc.:

Our report on the consolidated financial statements of Lund International Holdings, Inc. has been incorporated by reference in this Form 10-K from page 26 of the 1996 Annual Report to stockholders of Lund International Holdings, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the fiscal year ended June 30, 1996 listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                       COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
August 21, 1996




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Lund International Holdings, Inc.:

Under date of August 11, 1995, we reported on the consolidated balance sheet of Lund International Holdings, Inc. and Subsidiaries as of June 30, 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1995. These consolidated financial statements are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as of June 30, 1995 and 1994 and for each of the years in the two-year period ended June 30, 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                          KPMG Peat Marwick LLP


Minneapolis, Minnesota
August 11, 1995


                        LUND INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                       Balance              Charged
                                       at                   to cost          Charged                                Balance
                                       beginning            and              to other                               at end
Description                            of year              expenses         accounts           Deductions          of year
- -----------------------------------------------------------------------------------------------------------------------------
Year ended
    June 30,
      1996:
        Allowance for
        doubtful accounts
        (deducted from
        accounts receivable)           $532,000             $215,000          ----             ($27,000) (1)         $720,000

Year ended
    June 30,
      1995:
        Allowance for
        doubtful accounts
        (deducted from
        accounts receivable)            580,000               29,000          ----              (77,000) (1)          532,000

Year ended
    June 30,
      1994:
        Allowance for
        doubtful accounts
        (deducted from
        accounts receivable)            155,000              446,000          ----              (21,000) (1)          580,000

        Accrual costs relating
        to closing Canadian
        facility                          6,606                 ----          ----               (6,606)                 ----

  (1) Represents accounts written off against the allowance, net of recoveries.




                        LUND INTERNATIONAL HOLDINGS, INC.






- -------------------------------------------------------------------------------

                                    FORM 10-K

- -------------------------------------------------------------------------------



                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1996

- -------------------------------------------------------------------------------