Form 10-Q
period 1996-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 1996-11-04
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the quarterly period ended September 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from _________ to ________

                         Commission File Number 0-16319

                        LUND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   41-1568618
      (State or other jurisdiction                     (I.R.S. Employer
           of organization)                           Identification No.)

                               911 LUND BOULEVARD
                             ANOKA, MINNESOTA 55303

Registrant's telephone number, including area code:  (612) 576-4200


-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

At November 2, 1996, 4,391,970 shares of the registrant's common stock, $.10 par value, were outstanding.


                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.       FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet
                  September 30, 1996 (Unaudited)
                  and June 30, 1996                                        1-2

                  Consolidated Statement of Earnings (Unaudited)
                  Three months ended September 30, 1996 and 1995            3

                  Consolidated Statement of Cash Flows (Unaudited)
                  Three months ended September 30, 1996 and 1995            4

                  Notes to Consolidated Financial Statements (Unaudited)    5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-8


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          9



PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                           September 30,     June 30,
                                               1996           1996
                                            -----------   -----------
                                            (unaudited)
ASSETS

Current assets:
     Cash and temporary cash investments    $   838,308   $ 1,643,416
     Restricted cash                            911,736     1,096,709
     Marketable securities                   11,630,336     8,630,649
     Accounts receivable, net                 7,359,243     9,933,366
     Inventories                              6,191,498     6,351,279
     Deferred tax assets                        815,600       815,600
     Other current assets                       843,152     1,047,776
                                            -----------   -----------
        Total current assets                 28,589,873    29,518,795

Property and equipment, net                   7,115,132     6,906,446
Restricted cash and marketable securities       564,069       777,919
Other assets, net                               809,487       761,021
Intangibles, net                              2,333,640     2,355,424
                                            -----------   -----------
        Total assets                        $39,412,201   $40,319,605
                                            ===========   ===========

   The accompanying notes are an integral part of these financial statements.





                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                           September 30,     June 30,
                                                              1996            1996
                                                          ------------    ------------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                              $  1,426,617    $  2,289,763
     Accrued expenses                                        1,648,774       1,723,902
     Income taxes payable                                      363,237         416,446
     Long-term debt, current portion                           460,000         440,000
                                                          ------------    ------------
        Total current liabilities                            3,898,628       4,870,111

Long-term debt, less current portion                         4,130,000       4,590,000
Other liabilities                                              348,603         352,225

Stockholders' equity:
     Preferred stock, $.01 par value;                             --              --
        authorized 2,000,000 shares;
        none issued
     Common stock, $.10 par value;                             439,197         439,197
        authorized 25,000,000 shares;
        issued and outstanding 4,391,970
        at September 30, 1996
        and June 30, 1996
     Class B common stock, $.01 par value;                        --              --
        authorized 3,000,000 shares;
        none issued
     Additional paid-in capital                                975,875         975,875
     Unrealized holding losses on marketable securities        (11,893)        (60,442)
     Unearned deferred compensation                           (142,742)       (159,872)
     Retained earnings                                      29,774,533      29,312,511
                                                          ------------    ------------
        Total stockholders' equity                          31,034,970      30,507,269
                                                          ------------    ------------
        Total liabilities and stockholders' equity        $ 39,412,201    $ 40,319,605
                                                          ============    ============

     The accompanying notes are an integral part of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)


                                        Three Months Ended
                                           September 30,
                                       1996            1995
                                   ------------    ------------

Net sales                          $ 10,406,421    $ 10,436,583
Cost of goods sold                    7,060,604       6,526,185
                                   ------------    ------------
     Gross profit                     3,345,817       3,910,398

Operating expenses
     General and administrative         939,398         954,522
     Selling and marketing            1,508,683       1,267,582
     Research and development           312,004         246,427
                                   ------------    ------------
        Total operating expenses      2,760,085       2,468,531
                                   ------------    ------------
Income from operations                  585,732       1,441,867

Other income (expense)
     Interest expense                   (75,516)        (91,849)
     Interest income                    169,075         162,414
     Other , net                         26,085           5,833
                                   ------------    ------------
        Other income, net               119,644          76,398
                                   ------------    ------------
Income before income taxes              705,376       1,518,265
Provision for income taxes              243,354         523,802
                                   ------------    ------------

            Net income             $    462,022    $    994,463
                                   ============    ============

            Net income per share   $       0.11    $       0.22
                                   ============    ============


Weighted average number of
     shares outstanding               4,393,437       4,455,893
                                   ============    ============


   The accompanying notes are an integral part of these financial statements.








                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  September 30,
                                                                               1996          1995
                                                                           -----------    -----------

Cash flows from operating activities:
     Net income                                                            $   462,022    $   994,463
     Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                                      306,230        206,673
            Gain on disposal of property and equipment                         (38,590)        (4,258)
            Provision for (reduction in) doubtful accounts                     (16,839)        50,451
            Provision for inventory reserves                                    24,000         25,305
            Increase in cash surrender value of life insurance                 (52,387)       (43,830)
     Changes in operating assets and liabilities:
            Accounts receivable                                              2,590,962        372,528
            Inventories                                                        135,781       (492,672)
            Other current  and other assets                                    204,624        271,396
            Accounts payable, trade                                           (863,146)    (1,060,312)
            Accrued expenses                                                   (75,128)      (295,160)
            Income taxes payable                                               (53,209)       256,302
                                                                           -----------    -----------
                         Net cash provided by operating activities           2,624,320        280,886
                                                                           -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment                                      (451,125)      (177,853)
     Proceeds from sales of property and equipment                              55,184         20,322
     Purchase of marketable securities                                      (4,291,950)    (1,357,753)
     Proceeds from sales and redemptions of marketable securities            1,340,812      3,052,998
     Change in restricted cash and marketable securities                       398,823        699,343
     Acquisition costs                                                         (37,550)          --
                                                                           -----------    -----------
            Net cash used in investing activities                           (2,985,806)     2,237,057
                                                                           -----------    -----------

Cash flows from financing activities:
     Checks issued in excess of cash balances                                     --         (909,880)
     Payment on long-term debt                                                (440,000)      (420,000)
     Decrease in other liabilities                                              (3,622)          --
     Proceeds from issuance of common stock                                       --          208,865
                                                                           -----------    -----------
            Net cash provided by financing activities                         (443,622)    (1,121,015)
                                                                           -----------    -----------

            Net increase (decrease) in cash and
                         temporary cash investments                           (805,108)     1,396,928

Cash and temporary cash investments:
     Beginning of period                                                     1,643,416        269,168
                                                                           -----------    -----------
     End of period                                                         $   838,308    $ 1,666,096
                                                                           ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                            $   296,600    $   245,000
                                                                           ===========    ===========
     Cash paid for interest                                                $   154,977    $    91,849
                                                                           ===========    ===========

Supplemental disclosures on non-cash investing and financing activities:
     Unrealized holding losses on marketable securities                    $    48,549    $   129,948
                                                                           ===========    ===========

    The accompanying notes are an integral part of these financial statements.




                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A - Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated, Lund Acquisition Corp., and Lund International FSC, Inc. The consolidated balance sheet as of September 30, 1996, and the related consolidated statements of earnings and cash flows for the three-month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Inventories.

Inventories consisted of the following:
                                          September 30,             June 30,
                                              1996                   1996
                                          ------------           ------------
Raw materials                             $  3,560,054           $  3,329,323
Finished goods and work in process           2,631,444              3,021,956
                                          ------------           ------------
Total                                     $  6,191,498           $  6,351,279
                                          ============           ============


C - Earnings per Share.

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation.

D - Reclassifications.

Certain reclassifications have been made to September 30, 1995 amounts to conform to the September 30, 1996 presentation with no effect on previously reported net income and stockholders' equity.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  RESULTS OF OPERATIONS FOR THREE MONTHS ENDED
                               SEPTEMBER 30, 1996
                        AS COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1995

Introduction

Lund International Holdings, Inc. designs, manufactures and markets appearance automotive aftermarket accessories for light duty trucks, sport utility vehicles and vans. The Company is the world's leading supplier of automotive sunvisors, with an estimated 70% market share in this category. Beginning in fiscal 1989, Lund instituted a product diversification plan and currently has 32 product lines, classified in the following categories as: Visors, Bug Shields/ Hood Protectors, Running Boards, Tonneau Covers, and Other Appearance Accessories.

During the latter part of fiscal 1996, the Company began its plan to enter into the retail automotive chain stores by concentrating its focus on consumer brand awareness. To that end, Lund upgraded its packaging and is in the process of redesigning its display material. In addition, promotional activity was concentrated on reaching the potential consumer.

Results of Operations

Net sales for the three-month period ended September 30, 1996 decreased 0.3% to $10,406,421 from $10,436,583 for the same period ended September 30, 1995. The net sales decrease was primarily due to lower sales in the Visor category, which decreased 5.5% for the three-month period ended September 30, 1996 compared to the same period in 1995. This decrease was offset by a 6% increase in the Running Board category for the comparable periods, and initial shipments in the Tonneau Cover category.

Gross profit margins for the three-month period ended September 30, 1996 were 32.2% compared to 37.5% for the same period ended September 30, 1995. The decrease in gross profit margins primarily resulted from higher manufacturing and labor expenses in the fiberglass production area due to the implementation of a new quality program, higher warranty expenses, sales promotional discounts, and a change in mix which favored lower gross margin lines.

General and administrative expenses were $939,398 for the three-month period ended September 30, 1996 compared to $954,522 for the same period last year, which represented a decrease of 1.6%. As a percentage of net sales, general and administrative expenses were 9.0% for the three-month period ended September 30, 1996, compared to 9.5% for the same period of fiscal 1996. The decrease in general and administrative expenses resulted primarily from lower bad debt expense, lower employee benefit and general operating expenses. These decreases were offset by higher operating lease expenses in connection with the Company's new computer and software systems.

Selling and marketing expenses were $1,508,683 for the first quarter of fiscal 1997 compared to $1,267,582 for the first quarter of fiscal 1996. As a percentage of net sales, selling and marketing expenses were 14.5% for the first quarter of fiscal 1997 compared to 12.1% for the same period in fiscal 1996. The increase in fiscal 1997 primarily resulted from higher customer advertising and promotional expense, Company advertising and promotional expense, and salary and benefits expense.

Research and development expenses were $312,004 for the three-month period ended September 30, 1996 compared to $246,427 for the same period in fiscal 1996. As a percentage of net sales, research and development expenses were 3.0% for the first quarter of fiscal 1997 compared to 2.4% for the same period in fiscal 1996. The increase in expenses in fiscal 1997 was primarily a result of increased personnel and higher product material expenses to support both new product and application development in addition to higher operating lease expenses for the new CAD/CAM computer system.


Liquidity and Capital Resources

The Company has generally funded its operations to date from operating cash flow. The Company had working capital of $24,691,245 including cash and marketable securities of $13,380,380 as of September 30, 1996 compared to $24,648,684, including cash and marketable securities of $11,370,774, as of June 30, 1996. The increase of $2,009,606 in cash and marketable securities and decrease of working capital was principally due to a decrease of $2,590,962 in accounts receivable with increased collection efforts and seasonally expected lower sales during the first quarter. This was offset by an $863,146 increase in accounts payable resulting from lower first quarter inventory purchases due to lower sales levels.

The Company believes that its existing cash and internally generated funds will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company makes significant future acquisitions, however, it may be required to raise funds through bank financing or the issuance of debt or equity securities.

Outlook

Fiscal 1996 was a transition year for the Company. The Company relocated to a new facility in late fiscal 1995, which significantly increased its production and shipping capabilities, thus reducing considerable order backlog. As a result, customer ordering patterns significantly changed during fiscal 1996, reducing sales visibility. The Company has improved both order turn around times and fill rates which prompted customers to reduce stocking inventories and order sizes.

During fiscal 1996, the Company introduced two new visor lines which were well received by the Company's customers; however, the new visor lines did not ship until late in the fiscal year due to design and production delays. The introduction of the new visor lines and the changing styling lines on new vehicles caused slower sales in the original visor lines. For fiscal 1997, the market penetration of the new visor may be slower due to initial delays in the design, production and shipment of this product line.

The Company anticipates its principal growth in fiscal 1997 coming from its new tonneau cover line acquired with the acquisition of the assets of Innovative Accessories, Inc., augmented by continued growth and acceptance of its running board lines. The tonneau covers have a lower than average gross margin, which will impact overall margins and sales as this product line increases.

The traditional multi-step distribution channel is continuing to undergo consolidation, with an increasing market share going to competitive channels such as large chain specialty stores, mail-order, mass merchants and original equipment manufacturers such as Ford, General Motors and Chrysler. The Company intends to devote increasing resources to enter the large chain specialty store and the original equipment manufacturer channels. As a result, sales and marketing expenses are expected to continue at fiscal 1996 rates as a percent of sales.

Since late fiscal 1995, the market demand for raw material products, including plastic resins, fiberglass and boxes has slowed. Accordingly, prices for these products have stabilized and the Company does not anticipate any significant raw material price increases.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ material from those anticipated by some statements made herein. You are cautioned that all forward-looking statement involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: consumer preference changes; expansion into new distribution channels; increased competition; and raw material price increases.



PART II.      OTHER INFORMATION

ITEM 5. - None.

ITEM 6. - Exhibits and Reports on Form 8-K.

(a)           Exhibits

              27.1 Financial Data Schedule

(b)           Reports on Form 8-K

              No reports on Form -K were filed for the quarter ended September 30, 1996.


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