Form 10-Q
period 1996-12-31
LUND INTERNATIONAL HOLDINGS INC
filed 1997-02-06
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended December 31, 1996


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

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

At February 3, 1997, 4,391,970, of the registrant's common stock, $.10 par value, were outstanding.



                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheet
            December 31, 1996 (Unaudited)
            and June 30, 1996                                             1-2

            Consolidated Statement of Earnings (Unaudited)
            Three and six months ended December 31, 1996 and 1995           3

            Consolidated Statement of Cash Flows (Unaudited)
            Three and six months ended December 31, 1996 and 1995           4

            Notes to Consolidated Financial Statements (Unaudited)          5

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6-8


PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                9





PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                               December 31,       June 30,
                                                   1996             1996
                                               ------------     -----------
                                               (unaudited)
ASSETS

Current assets:
     Cash and temporary cash investments       $   677,640      $ 1,643,416
     Restricted cash                             1,112,849        1,096,709
     Marketable securities                      10,661,537        8,630,649
     Accounts receivable, net                    7,917,280        9,933,366
     Inventories                                 7,061,718        6,351,279
     Deferred tax assets                           815,600          815,600
     Other current assets                          896,793        1,047,776
                                               -----------      -----------
        Total current assets                    29,143,417       29,518,795

Property and equipment, net                      7,310,511        6,906,446
Restricted cash and marketable securities          575,599          777,919
Other assets, net                                  835,563          761,021
Intangibles, net                                 2,294,425        2,355,424
                                               -----------      -----------
        Total assets                           $40,159,515      $40,319,605
                                               ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                             December 31,         June 30,
                                                                 1996               1996
                                                             ------------       ------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                 $  1,934,447       $  2,289,763
     Accrued expenses                                           1,789,073          1,723,902
     Income taxes payable                                            --              416,446
     Long-term debt, current portion                              460,000            440,000
                                                             ------------       ------------
        Total current liabilities                               4,183,520          4,870,111

Long-term debt, less current portion                            4,130,000          4,590,000
Other liabilities                                                 334,390            352,225

Stockholders' equity:
     Preferred stock, $.01 par value;                                --                 --
        authorized 2,000,000 shares;
        none issued
     Common stock, $.10 par value;                                439,197            439,197
        authorized 25,000,000 shares;
        issued and outstanding 4,391,970
        at December 31, 1996
        and June 30, 1996
     Class B common stock, $.01 par value;                           --                 --
        authorized 3,000,000 shares;
        none issued
     Additional paid-in capital                                   975,875            975,875
     Unrealized holding losses on marketable securities           (14,925)           (60,442)
     Unearned deferred compensation                              (125,612)          (159,872)
     Retained earnings                                         30,237,070         29,312,511
                                                             ------------       ------------
        Total stockholders' equity                             31,511,605         30,507,269
                                                             ------------       ------------
        Total liabilities and stockholders' equity           $ 40,159,515       $ 40,319,605
                                                             ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                             Three Months Ended                     Six Months Ended
                                                December 31,                          December 31,
                                          1996               1995               1996               1995
                                      ------------       ------------       ------------       ------------
Net sales                             $ 10,345,653       $ 10,267,716       $ 20,752,074       $ 20,704,299
Cost of goods sold                       6,661,836          6,368,798         13,722,440         12,894,983
                                      ------------       ------------       ------------       ------------
     Gross profit                        3,683,817          3,898,918          7,029,634          7,809,316

Operating expenses
     General and administrative          1,177,785          1,067,241          2,117,183          2,021,763
     Selling and marketing               1,556,130          1,319,783          3,064,813          2,587,365
     Research and development              319,033            275,519            631,037            521,946
                                      ------------       ------------       ------------       ------------
        Total operating expenses         3,052,948          2,662,543          5,813,033          5,131,074
                                      ------------       ------------       ------------       ------------
Income from operations                     630,869          1,236,375          1,216,601          2,678,242

Other income (expense)
     Interest expense                      (74,383)           (77,944)          (149,899)          (169,793)
     Interest income                       170,558            153,184            339,633            315,598
     Other net                             (20,880)           (57,604)             5,205            (51,771)
                                      ------------       ------------       ------------       ------------
        Other income, net                   75,295             17,636            194,939             94,034
                                      ------------       ------------       ------------       ------------
Income before income taxes                 706,164          1,254,011          1,411,540          2,772,276
Provision for income taxes                 243,627            432,631            486,981            956,433
                                      ------------       ------------       ------------       ------------

            Net income                $    462,537       $    821,380       $    924,559       $  1,815,843
                                      ============       ============       ============       ============

            Net income per share      $       0.11       $       0.19       $       0.21       $       0.41
                                      ============       ============       ============       ============


Common and common
     equivalent shares                   4,393,251          4,394,122          4,393,357          4,421,642
                                      ============       ============       ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          December 31,
                                                                                     1996              1995
                                                                                 -----------       -----------
Cash flows from operating activities:
     Net income                                                                  $   924,559       $ 1,815,843
     Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
            Depreciation and amortization                                            657,054           422,588
            Gain on disposal of property and equipment                               (39,437)          (10,758)
            Provision for doubtful accounts                                             --             170,657
            Provision for inventory reserves                                          81,246            49,895
            Increase in cash surrender value of life insurance                       (97,387)          (87,660)
     Changes in operating assets and liabilities:
            Accounts receivable                                                    2,016,086        (1,028,074)
            Inventories                                                             (791,685)         (312,250)
            Other current and other assets                                           165,984            72,849
            Accounts payable, trade                                                 (355,316)       (1,663,618)
            Accrued expenses                                                          65,171           172,922
            Income taxes payable                                                    (416,446)         (285,036)
                                                                                 -----------       -----------
                        Net cash provided by (used in) operating activities        2,209,829          (682,642)
                                                                                 -----------       -----------

Cash flows from investing activities:
     Purchases of property and equipment                                            (915,333)         (294,476)
     Proceeds from sales of property and equipment                                    54,634            26,822
     Purchase of marketable securities                                            (5,488,595)       (2,993,882)
     Proceeds from sales and redemptions of marketable securities                  3,503,224         6,346,309
     Change in restricted cash and marketable securities                             186,180           496,969
     Increase in note receivable from Innovative Accessories, Inc.                      --          (1,955,939)
     Other                                                                           (57,880)             --
                                                                                 -----------       -----------
            Net cash provided by (used in) investing activities                   (2,717,770)        1,625,803
                                                                                 -----------       -----------

Cash flows from financing activities:
     Checks issued in excess of cash balances                                           --            (909,880)
     Payment on long-term debt                                                      (440,000)         (420,000)
     Decrease in other liabilities                                                   (17,835)             --
     Proceeds from issuance of common stock                                             --             208,865
                                                                                 -----------       -----------
            Net cash used in financing activities                                   (457,835)       (1,121,015)
                                                                                 -----------       -----------

            Net decrease in cash and
                        temporary cash investments                                  (965,776)         (177,854)

Cash and temporary cash investments:
     Beginning of period                                                           1,643,416           269,168
                                                                                 -----------       -----------
     End of period                                                               $   677,640       $    91,314
                                                                                 ===========       ===========

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                                  $ 1,041,706       $ 1,219,000
                                                                                 ===========       ===========
     Cash paid for interest                                                      $   157,819       $   176,233
                                                                                 ===========       ===========

Supplemental disclosures of significant non-cash investing and financing activities:
     Change in unrealized holding losses on marketable securities                $    45,517       $    67,602
                                                                                 ===========       ===========

   The accompanying notes are an integral part of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A - Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated, Lund Acquisition Corp., and Lund International FSC, Inc. The consolidated balance sheet as of December 31, 1996, and the related consolidated statements of earnings and cash flows for the three and six month periods ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The June 30, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Inventories.

Inventories consisted of the following:
                                              December 31,          June 30,
                                                  1996                1996
                                            ----------------   ----------------
Raw materials                                 $  3,835,741       $  3,329,323
Finished goods and work in process               3,225,977          3,021,956
                                            ----------------   ----------------
Total                                         $  7,061,718       $  6,351,279
                                            ================   ================

C - Earnings per Share.

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation.

D - Reclassifications.

Certain reclassifications have been made to December 31, 1995 amounts to conform to the December 31, 1996 presentation with no effect on previously reported net income and stockholders' equity.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           RESULTS OF OPERATIONS FOR THREE AND SIX MONTH PERIODS ENDED
                                DECEMBER 31, 1996
                AS COMPARED TO THREE AND SIX MONTH PERIODS ENDED
                                DECEMBER 31, 1995

Introduction

Lund International Holdings, Inc. designs, manufactures and markets appearance automotive aftermarket accessories for light duty trucks, sport utility vehicles and vans. The Company is the world's leading supplier of automotive sunvisors, with an estimated 70% market share in this category. Beginning in fiscal 1989, Lund instituted a product diversification plan and currently has 34 product lines, classified in the following categories as: Visors, Bug Shields/ Hood Protectors, Running Boards, Tonneau Covers, and Other Appearance Accessories.

During the latter part of fiscal 1996, the Company began its plan to enter into the retail automotive chain stores by concentrating its focus on consumer brand awareness. To that end, Lund upgraded its packaging and is in the process of redesigning its display material. In addition, promotional activity was concentrated on reaching the potential consumer.

Results of Operations

Net sales for the three-month period ended December 31, 1996 increased .8% to $10,345,653 from $10,267,716 for the same period in fiscal 1996. Net sales for the six-month period ended December 31, 1996 increased .2% to $20,752,074 from $20,704,299 for the same period ended December 31, 1995. For both the three and six month periods, the sales increases were due to higher unit sales in the Running Board and Tonneau Cover categories which were offset by lower unit sales in the Visors and Bug Shield/ Hood Protector categories.

Gross profit margins for the three-month period ended December 31, 1996 were 35.6% compared to 38.0% for the same period ended December 31, 1995. Gross profit margins for the six-month period ended December 31, 1996 were 33.9% compared to 37.7% for the same period in fiscal 1996. The decrease in gross profit margins in both the three and six-month periods primarily resulted from higher sales of lower gross margins products, higher product returns, higher sales rebate expenses, and higher costs for the tonneau covers due to lower than expected production volumes. These gross margin decreases were partially offset by lower warehouse operating expenses. The gross margins for the three-month period ended December 31, 1996 compared to 1995 were impacted by higher freight costs. The gross margins for the six-month period ended December 31, 1996 compared to 1995 were impacted by higher production expenses due to lower through-put in the fiberglass area, higher materials costs due to the new quality program implemented in fiscal 1997 and higher warranty expenses.

General and administrative expenses for the three-month period ended December 31, 1996 increased 10.4% to $1,177,785 from $1,067,241 for the same period in fiscal 1996. General and administrative expenses for the six-month period ended December 31, 1996 increased 4.7% to $2,117,183 from $2,021,763 for the same period ended December 31, 1995. The increase in general and administrative expenses for the three and six-month periods ended December 31, 1996 was primarily due to administrative expenses for the tonneau cover subsidiary acquired in June 1996 as these costs were not incurred in the comparable periods. For both the three and six-month periods ended December 31, 1996 compared to 1995, general and administrative expense were impacted by higher lease expenses for the Company's new computer and software systems which were offset by lower bad debt expenses.

Selling and marketing expenses for the three-month period ended December 31, 1996 increased 17.9% to $1,556,130 from $1,319,783 for the same period in fiscal 1996. Selling and marketing expenses for the six-month period ended December 31, 1996 increased 18.5% to $3,064,813 from $2,587,365 for the same period in fiscal 1996. The increase in selling and marketing expenses for both periods was primarily due to higher customer promotional and advertising expenses, customer conferences, general promotional expenses, sponsorships, and higher personnel and benefit expenses.

Research and development expenses for the three-month period ended December 31, 1996 increased 15.8% to $319,033 from $275,519 for the same period in fiscal 1996. Research and development expenses for the six-month period ended December 31, 1996 increased 20.9% to $631,037 from $521,946 for the same period ended December 31, 1995. The increase in research and development expenses for both periods were primarily related to higher personnel and benefit expenses due to the expansion of computer aided design capabilities.

   Other income for the three-month period ended December 31, 1996 increased 10.9% to $75,295 from $17,636 for the same period in fiscal 1996. Other income for the six-month period ended December 31, 1996 increased 107.3% to $194,939 from $94,034 for the same period December 31, 1995. The increase in other income for both periods were primarily related to a higher investment interest income due to a larger investment base and more favorable interest rates and gain on the sale of capitalized assets.

Liquidity and Capital Resources

The Company has generally funded its operations to date from operating cash flow. The Company had working capital of $24,959,897, including cash and marketable securities of $12,452,026 as of December 31, 1996, compared to $24,648,684, including cash and marketable securities of $11,370,774, as of June 30, 1996.

The Company believes that its existing cash and internally generated funds will be sufficient to meet the Company's working capital and capital expenditure requirement for the foreseeable future. If the Company makes significant future acquisitions, however, it may be required to raise funds through bank financing or the issuance of debt or equity securities.

Outlook

The traditional multi-step distribution channel is continuing to undergo consolidation, with an increasing market share going to channels such as large chain specialty stores, mail-order, mass merchants and original equipment manufacturers such as Ford, General Motors and Chrysler. The Company intends to devote increasing resources to enter the large chain specialty store and the original equipment manufacturer channels. As a result, selling and marketing expenses are expected to continue at fiscal 1996 rates as a percent of sales.

During fiscal 1996, the Company acquired the assets of Innovative Accessories, Inc., a manufacturer of the Luxxus(R) tonneau cover lines. The Company is currently developing point-of-sale material for this product line and anticipates the Tonneau Cover category in general to become a significant contributor to the growth of the Company. The soft tonneau covers have a lower than average gross margin, which will impact overall margins as this product line increases as a percent of sales.

During fiscal 1996, the Company changed the material used to manufacture its hood protector line. As a result, the Company has begun to see a decrease in warranty claims in this product line and anticipates reduced warranty claims as a percent of sales for the foreseeable future.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among other factors that could cause results differ materially are the following: consumer preference changes; expansion into new distribution channels; increased competition; and raw material price increases.


PART II.  OTHER INFORMATION

ITEM 5. - None.

ITEM 6. - Exhibits and Reports on Form 8-K.

(a)       Exhibits

          27.1 Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LUND INTERNATIONAL HOLDINGS, INC.
                                      (Registrant)



                                      By   /s/ William J. McMahon
                                           -----------------------------------
                                           William J. McMahon
                                           President and Chief Executive Officer



                                      By   /s/ Jay M. Allsup
                                           -----------------------------------
                                           Jay M. Allsup
                                           Chief Financial Officer