Form 10-Q
period 1997-03-31
LUND INTERNATIONAL HOLDINGS INC
filed 1997-05-07
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 1997


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

At May 6, 1997, 4,393,970 shares of the registrant's common stock, $.10 par value, were outstanding.



                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.       FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Consolidated Balance Sheet
                  March 31, 1997 (Unaudited)
                  and June 30, 1996                                         1-2

                  Consolidated Statement of Earnings (Unaudited)
                  Three and nine months ended March 31, 1997 and 1996         3

                  Consolidated Statement of Cash Flows (Unaudited)
                  Nine months ended March 31, 1997 and 1996                   4

                  Notes to Consolidated Financial Statements (Unaudited)      5

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6-8


PART II.          OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                            9




PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                               March 31,      June 30,
                                                 1997           1996
                                             -----------    -----------
                                             (unaudited)

ASSETS

Current assets:
     Cash and cash equivalents               $    68,901    $ 1,643,416
     Restricted cash                           1,185,917      1,096,709
     Marketable securities                    12,066,124      8,630,649
     Accounts receivable, net                  7,297,208      9,933,366
     Inventories                               6,663,776      6,351,279
     Deferred tax assets                         815,600        815,600
     Other current assets                        877,874      1,047,776
                                             -----------    -----------
        Total current assets                  28,975,400     29,518,795

Property and equipment, net                    7,271,364      6,906,446
Restricted cash and marketable securities        575,519        777,919
Other assets, net                                877,110        761,021
Intangibles, net                               2,319,508      2,355,424
                                             -----------    -----------
        Total assets                         $40,018,901    $40,319,605
                                             ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.



                        LUND INTERNATIONAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                             March 31,        June 30,
                                                               1997             1996
                                                           ------------     ------------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                               $  1,684,562     $  2,289,763
     Accrued expenses                                         1,411,121        1,723,902
     Income taxes payable                                          --            416,446
     Long-term debt, current portion                            460,000          440,000
                                                           ------------     ------------
        Total current liabilities                             3,555,683        4,870,111

Long-term debt, less current portion                          4,130,000        4,590,000
Other liabilities                                               324,537          352,225
                                                           ------------     ------------
        Total liabilities                                     8,010,220        9,812,336
                                                           ------------     ------------

Stockholders' equity:
     Preferred stock, $.01 par value;                              --               --
        authorized 2,000,000 shares;
        none issued
     Common stock, $.10 par value;                              439,397          439,197
        authorized 25,000,000 shares;
        issued and outstanding 4,393,970
        at March 31, 1997 and 4,391,970
        at June 30, 1996, respectively
     Class B common stock, $.01 par value;                         --               --
        authorized 3,000,000 shares;
        none issued
     Additional paid-in capital                                 986,675          975,875
     Unrealized holding losses on marketable securities         (13,003)         (60,442)
     Unearned deferred compensation                            (108,481)        (159,872)
     Retained earnings                                       30,704,093       29,312,511
                                                           ------------     ------------
        Total stockholders' equity                           32,008,681       30,507,269
                                                           ------------     ------------
        Total liabilities and stockholders' equity         $ 40,018,901     $ 40,319,605
                                                           ============     ============

                     The accompanying notes are an integral
                       part of these financial statements.




                        LUND INTERNATIONAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)

                                           Three Months Ended              Nine Months Ended
                                               March 31,                        March 31,
                                        1997             1996             1997             1996
                                    ------------     ------------     ------------     ------------
Net sales                           $ 10,440,761     $ 11,524,922     $ 31,192,835     $ 32,229,221
Cost of goods sold                     6,911,037        7,287,005       20,633,477       20,181,988
                                    ------------     ------------     ------------     ------------
     Gross profit                      3,529,724        4,237,917       10,559,358       12,047,233

Operating expenses
     General and administrative        1,162,538          865,665        3,279,721        2,887,428
     Selling and marketing             1,477,171        1,295,611        4,541,984        3,882,976
     Research and development            326,260          311,380          957,297          833,326
                                    ------------     ------------     ------------     ------------
        Total operating expenses       2,965,969        2,472,656        8,779,002        7,603,730
                                    ------------     ------------     ------------     ------------
Income from operations                   563,755        1,765,261        1,780,356        4,443,503

Other income (expense)
     Interest expense                    (71,842)         (77,517)        (221,741)        (247,310)
     Interest income                     168,338          191,801          507,971          507,399
     Other, net                          (32,236)         (20,077)         (27,031)         (71,848)
                                    ------------     ------------     ------------     ------------
        Other income, net                 64,260           94,207          259,199          188,241
                                    ------------     ------------     ------------     ------------
Income before income taxes               628,015        1,859,468        2,039,555        4,631,744
Provision for income taxes               160,992          641,516          647,973        1,597,949
                                    ------------     ------------     ------------     ------------

            Net income              $    467,023     $  1,217,952     $  1,391,582     $  3,033,795
                                    ============     ============     ============     ============

            Net income per share    $       0.11     $       0.28     $       0.32     $       0.69
                                    ============     ============     ============     ============


Common and common
     equivalent shares                 4,393,700        4,393,437        4,393,478        4,398,074
                                    ============     ============     ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.




                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                          1997            1996
                                                                      -----------     -----------
Cash flows from operating activities:
     Net income                                                       $ 1,391,582     $ 3,033,795
     Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation and amortization                                 982,418         654,131
            Gain on disposal of property and equipment                    (38,000)        (10,758)
            Provision for (reduction in) doubtful accounts                (13,075)        170,657
            Provision for inventory reserves                              143,337          88,895
     Changes in operating assets and liabilities:
            Accounts receivable                                         2,649,233         210,030
            Inventories                                                  (455,834)     (1,582,122)
            Other current and other assets                                184,432        (144,364)
            Accounts payable, trade                                      (605,201)     (1,217,142)
            Accrued expenses                                             (312,781)       (780,213)
            Income taxes payable                                         (416,446)       (145,495)
                                                                      -----------     -----------
                        Net cash provided by operating activities       3,509,665         277,414
                                                                      -----------     -----------

Cash flows from investing activities:
     Purchases of property and equipment                               (1,168,646)       (635,906)
     Proceeds from sales of property and equipment                         81,634          26,822
     Purchase of marketable securities                                 (8,140,348)     (5,182,454)
     Proceeds from sales and redemptions of marketable securities       4,752,312       8,644,196
     Change in restricted cash and marketable securities                  113,192         456,093
     Increase in note receivable from Innovative Accessories, Inc.           --        (2,230,089)
     Increase in cash surrender value of life insurance                  (142,387)       (131,490)
     Other investing activities, net                                     (123,249)           --
                                                                      -----------     -----------
            Net cash (used in) provided by investing activities        (4,627,492)        947,172
                                                                      -----------     -----------

Cash flows from financing activities:
     Checks issued in excess of cash balances                                --          (909,880)
     Payment on long-term debt                                           (440,000)       (420,000)
     Decrease in other liabilities                                        (27,688)           --
     Proceeds from issuance of common stock                                11,000         208,865
                                                                      -----------     -----------
            Net cash used in financing activities                        (456,688)     (1,121,015)
                                                                      -----------     -----------

            Net (decrease) increase in cash and
                        cash equivalents                               (1,574,515)        103,571

Cash and cash equivalents:
     Beginning of period                                                1,643,416         269,168
                                                                      -----------     -----------
     End of period                                                    $    68,901     $   372,739
                                                                      ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                       $ 1,102,228     $ 1,721,000
                                                                      ===========     ===========
     Cash paid for interest                                           $   301,189     $   333,843
                                                                      ===========     ===========

Supplemental disclosures of significant non-cash
investing and financing activities:
     Change in unrealized holding losses on marketable securities     $    47,439     $    (3,176)
                                                                      ===========     ===========

   The accompanying notes are an integral part of these financial statements.




                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A - Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated, Lund Acquisition Corp., and Lund International FSC, Inc. The consolidated balance sheet as of March 31, 1997, and the related consolidated statement of earnings for the three and nine months ended March 31, 1997 and 1996 and consolidated statement of cash flows for the nine months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The June 30, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by generally accepted accounting principles.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Inventories.

Inventories consisted of the following:
                                                March 31,            June 30,
                                                  1997                 1996
                                             -------------        ------------
Raw materials                                 $  5,643,925        $  3,329,323
Finished goods and work in process               1,019,851           3,021,956
                                             -------------        ------------
Total                                         $  6,663,776        $  6,351,279
                                             =============        ============

C - Earnings per Share.

Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. Options and warrants are considered common stock equivalents for the purposes of this computation.

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its second quarter of fiscal 1998, required dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the diluted EPS required under SFAS
128. Basic EPS for the Company would be calculated based on only common shares outstanding without considering the dilutive effects of common stock equivalents.

D - Reclassifications.

Certain reclassifications have been made to the March 31, 1996 amounts to conform to the March 31, 1997 presentation with no effect on previously reported net income and stockholders' equity.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS FOR THREE AND NINE MONTH PERIODS ENDED
                                 MARCH 31, 1997
                AS COMPARED TO THREE AND NINE MONTH PERIODS ENDED
                                 MARCH 31, 1996

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

During the latter part of fiscal 1996, the Company began its plan to enter into retail automotive chain stores by concentrating its focus on consumer brand awareness. To that end, Lund upgraded its packaging and is in the process of redesigning its display materials. In addition, promotional activity was focused on reaching the potential consumer.

For the quarter ended March 31, 1997, the Company did not realize its traditional upward trend in third quarter net sales compared to the previous two quarters. Weaker sales for this quarter were primarily attributed to shipment delays in the Company's Solar(TM) and Lunar(TM) visor line. Further refinements in development and testing are currently in process and the Company expects to begin shipping the new visors during the first quarter of fiscal 1998.

Results of Operations
Net sales for the three-month period ended March 31, 1997 decreased 9.4% to $10,440,761 from $11,524,922 for the same period in fiscal 1996. Net sales for the nine-month period ended March 31, 1997 decreased 3.2% to $31,192,835 from $32,229,221 for the same period ended March 31, 1996. For both the three- and nine-month periods, the sales decreases were due to lower unit sales in the Visors and Hood Shields/Bug Protectors categories, partially offset by higher sales in the Running Boards and Tonneau Covers categories.

Gross profit margins for the three-month period ended March 31, 1997 were 33.8% compared to 36.8% for the same period ended March 31, 1996. Gross profit margins for the nine-month period ended March 31, 1997 were 33.9% compared to 37.4% for the same period in fiscal 1996. The decrease in gross profit margins in both the three- and nine-month periods primarily resulted from higher warranty, sales rebate, and production expenses due to lower than expected production volumes in the fiberglass, plastics, and tonneau areas; higher material and labor costs in the fiberglass area associated with the new quality program; higher sales of lower gross margin products and higher product return costs. These gross margins were partially offset by lower warehouse operating expenses and higher average unit sales prices. Gross profit margins for the three-month period ended March 31, 1997 compared to 1996 were also impacted by higher freight expenses.

General and administrative expenses for the three-month period ended March 31, 1997 increased 34.3% to $1,162,538 from $865,665 for the same period in fiscal 1996. General and administrative expenses for the nine-month period ended March 31, 1997 increased 13.6% to $3,279,721 from $2,887,428 for the same period ended March 31, 1996. The increases in general and administrative expenses for the three- and nine-month periods ended March 31, 1997 were primarily due to administrative expenses for the tonneau cover subsidiary acquired in June 1996, as these costs were not incurred in the comparable prior periods, higher lease expense for the Company's new information technology systems, and costs associated with the Company's strategic planning process. The increase for the nine-month period was partially offset by lower bad debt expense.

Selling and marketing expenses for the three-month period ended March 31, 1997 increased 14.0% to $1,477,171 from $1,295,611 for the same period in fiscal 1996. Selling and marketing expenses for the nine-month period ended March 31, 1997 increased 17.0% to $4,541,984 from $3,882,976 for the same period in fiscal 1996. The increases in selling and marketing expenses for both periods were primarily due to higher customer promotional expenses, sponsorships, general promotional expenses generated partially by the Company's new promotion policies geared at the retail automotive chains, and higher personnel and benefits expenses.

Research and development expenses for the three-month period ended March 31, 1997 increased 4.8% to $326,260 from $311,380 for the same period in fiscal 1996. Research and development expenses for the nine-month period ended March 31, 1997 increased 14.9% to $957,297 from $833,326 for the same period ended March 31, 1996. The increases in research and development expenses for both periods were primarily related to higher personnel and benefit expenses due to expansion of computer aided design capabilities and higher fixed operating and lease expenses.

Other income for the three-month period ended March 31, 1997 decreased 31.8% to $64,260 from $94,207 for the same period in fiscal 1996. Other income for the nine-month period ended March 31, 1997 increased 37.7% to $259,199 from $188,241 for the same period ended March 31, 1996. The decrease in other income for the three-month period was primarily related to losses on the sale of investments in fiscal 1997 compared to gains on sales of investments in fiscal 1996. The Company is in the process of repositioning its investment portfolio to achieve an average maturity of approximately three years. In prior periods, the average maturity was as high as eight years. The increase in other income for the nine-month period was related to higher investment interest income due to a larger investment base and higher gains on the sales of property and equipment.

The provisions for income taxes, as a percent of pre-tax income, for the three-and nine month periods ended March 31, 1997 were 25.6% and 31.8%, respectively, compared to 34.5% for both the three- and nine-month periods ended March 31, 1996. The reduction in the tax provision percentage resulted from a larger portion of income attributed to tax exempt investment income. The tax provision percent is expected to be approximately 30% for the 1997 fiscal year.

Liquidity and Capital Resources
The Company has generally funded its operations to date from operating cash flows. The Company had working capital of $25,419,717, including cash and marketable securities of $13,320,942, as of March 31, 1997, compared to $24,648,684, including cash and marketable securities of $11,370,774, as of June 30, 1996.

The Company believes that its existing cash and internally generated funds will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company makes significant future acquisitions, however, it may be required to raise funds through bank financing or the issuance of debt or equity securities.

Outlook
The traditional multi-step distribution channel utilized by the Company is continuing to undergo consolidation, with an increasing market share going to channels such as large retail automotive chain stores, mail-order houses, mass merchants and original equipment manufacturers such as Ford, General Motors and Chrysler. The Company intends to devote increasing resources to enter the automotive retail chain store and the original equipment manufacturer channels. As a result, selling and marketing expenses, as a percent of sales, are expected to continue at current rates.

During fiscal 1996, the Company acquired the assets of Innovative Accessories, Inc., manufacturer of the Luxxus(R) soft tonneau cover lines. The Company is currently developing point-of-sale material for this product line and anticipates the Tonneau Cover category will become a significant contributor to the growth of the Company. However, soft tonneau covers have a lower-than-average gross margin, which will impact overall margins as this product line increases as a percent of sales.

During fiscal 1996, the Company introduced the Solar(TM) and Lunar(TM) visor product line. The completed line was expected to begin shipping during the third quarter of fiscal 1997. As a result of certain design changes, the Company delayed shipping until further refinements and testing are complete. The Company expects to begin shipping the new visor line in the first quarter of fiscal 1998.

The Company expects net sales for the quarter ending June 30, 1997 will exceed the levels of the first three quarters of this fiscal year, but that the increase will be at a lower rate than has historically been the case. This increase is expected to be driven by normal seasonality, a strong market for automotive accessories and new accounts, specifically retail automotive chains.

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No.
128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its second quarter of fiscal 1998, required dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the diluted EPS required under SFAS
128. Basic EPS for the Company would be calculated based on only common shares outstanding without considering the dilutive effects of common stock equivalents.

STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS RELATING TO FUTURE FINANCIAL RESULTS, NEW PRODUCT DEVELOPMENT, COMPANY OPERATIONS, TRENDS AND MARKET ANALYSIS, AMONG OTHERS, ARE FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CONSUMER PREFERENCE CHANGES, EXPANSION INTO NEW DISTRIBUTION CHANNELS, ADDITIONAL DELAYS IN DEVELOPMENT, TESTING OR SHIPPING OF PRODUCTS, INCREASED COMPETITION, GENERAL ECONOMIC DEVELOPMENTS AND TRENDS, DEVELOPMENTS AND TRENDS IN THE LIGHT TRUCK AND AUTOMOTIVE ACCESSORY MARKET AND INCREASED COSTS. THIS IS NOT AN EXHAUSTIVE LIST AND THE COMPANY MAY SUPPLEMENT THIS LIST IN FUTURE FILINGS OR RELEASES OR IN CONNECTION WITH THE MAKING OF FORWARD-LOOKING STATEMENTS.


PART II.      OTHER INFORMATION

ITEM 5. - None.

ITEM 6. - Exhibits and Reports on Form 8-K.

(a)       Exhibits

          27.1 Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LUND INTERNATIONAL HOLDINGS, INC.
                                       (Registrant)



                                       By  /s/ William J. McMahon
                                           -------------------------------------
                                           William J. McMahon
                                           President and Chief Executive Officer



                                       By  /s/ Jay M. Allsup
                                           -------------------------------------
                                           Jay M. Allsup
                                           Chief Financial Officer