Form 10-K405
period 1997-06-30
LUND INTERNATIONAL HOLDINGS INC
filed 1997-09-29
CIK 820526

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from _______to________

                         Commission File Number: 0-16319

                        LUND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       41-1568618
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                    911 Lund Boulevard, Anoka Minnesota 55303
          (Address of principal executives offices including Zip Code)

Registrant's telephone number, including area code: (612) 576-4200

                          Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, $.10 par value, outstanding as of September 23, 1997 was 4,393,970. The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1997 was approximately $37,530,878 based upon the last sale price of the registrant's Common Stock on such date.

Documents incorporated by reference:

Portions of the registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part II and portions of the registrant's Proxy Statement are incorporated by reference into Part III.

PART I.

Item 1.    BUSINESS

General

Lund International Holdings, Inc. ("Holdings") was incorporated on November 10, 1986, pursuant to the Delaware General Corporation Law. Lund Industries, Incorporated ("Lund") was incorporated as a Minnesota corporation in 1965 and first engaged in its present business in 1974. In October 1987, Holdings acquired Lund as a wholly-owned operating subsidiary. During fiscal 1993, a foreign sales corporation was incorporated and named Lund FSC, Inc. (formerly Lund International FSC, Inc. "FSC") as a wholly-owned foreign sales corporation of Holdings. In fiscal 1996, Lund Acquisition Corp. ("Acquisition") was incorporated as a Minnesota corporation. During fiscal 1996, Acquisition acquired certain assets of Innovative Accessories, Inc., an Oklahoma corporation. (Holdings, Lund, FSC and Acquisition will hereinafter be referred to collectively as the "Company" or "Lund").

Lund is a leading designer, manufacturer and marketer of a broad line of appearance accessories for new and used light trucks, including pickup trucks, sport utility vehicles, minivans and other vans. The Company's products allow consumers to customize the relatively uniform look of light trucks with stylish and functional accessories which are engineered and designed to give an original equipment look and fit. The Company currently has 34 product lines, each designed to fit a wide range of makes, models and years of light trucks. The Company's major product categories are:

         EXTERNAL VISORS, which give light trucks an aerodynamically-styled look while reducing glare;

         HOOD SHIELDS/BUG DEFLECTORS, which provide a distinctive look and protect hoods and windshields from insects, stones and road debris;

         RUNNING BOARDS, which provide an original equipment look, protect the rocker panels of a vehicle and assist in passenger entry and exit;

         TONNEAU COVERS, which protect the bed of a pickup truck with a smooth stylish look; and

         OTHER EXTERNAL APPEARANCE ACCESSORIES, which include cab extenders, styling covers for taillights and headlights, tailgate protectors, fender extensions, custom grille inserts, rear window air deflectors, side window covers, wiper cowls, rear valances, cargo trays, floor mats and bumper covers.

Products

The Company currently has 34 product lines, each designed to fit a wide range of vehicles. These products are generally manufactured from fiberglass, vinyl or plastic sheets composed of polyester, ABS plastic, acrylic or polycarbonate, or reinforced vinyl. Virtually all of Lund's products are custom molded for an exact fit to each vehicle.

EXTERNAL VISORS

In fiscal 1978, Lund entered the light truck accessory market by introducing the Lund SunVisor(R). Since then, the Company has been designing, manufacturing and selling external visors and believes it is the largest supplier of external visors in the industry. In fiscal 1996, Lund introduced and began shipping the Solar(TM) and Lunar (TM) visors. The visor category represented 30.8%, 36.2%, and 43.4% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. The Company's current visor product lines include:

LUND SUNVISOR(R). The Lund SunVisor extends forward from the roofline of the light truck's cab, enhancing its appearance with an aerodynamically-styled look while reducing glare for passengers. A distinctive hawk-like silhouette is incorporated into a majority of the Lund SunVisors.

MOONVISOR (R). The MoonVisor is similar to the Lund SunVisor, with the addition of recessed amber running lights for additional style and lighting.

The SunVisors and MoonVisors are sold unpainted to allow a customer to match the paint of the visor to that of the vehicle. The visors are easy to install and are mounted to the cab of the vehicle using self-tapping screws which are capped with custom finishing covers.

SOLAR (TM) VISOR. The SolarVisor is manufactured using a UV stable, ABS polymer and is designed with the unique feature of attaching in the door mount of the vehicle rather than into the roof. This visor is available in the color black and can be painted to match the exterior of the vehicle.

LUNAR(TM) VISOR. The LunarVisor is similar to the SolarVisor, with the addition of Department of Transportation approved recessed amber lights.

HOOD SHIELDS/BUG DEFLECTORS

The Company entered the hood shield/bug deflector market in fiscal 1990 and now offers four styles, which represented 23.8%, 24.1%, and 23.9% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. These product lines currently are:

INTERCEPTOR (TM). The Interceptor has a wrap-around design that is consistent with today's sleek looking vehicles. The Interceptor's design protects the leading edge of each fender as well as the hood from bugs, stones and other road debris. This product line is available in smoke, red, blue and clear. The clear shield can be painted for a more customized look.

FRONTRUNNER (TM). The FrontRunner, which is also available for certain cars, follows the contour of the hood for a "second skin" look and mounts easily without tools or drilling. The FrontRunner protects the hood as well as the leading edge of each fender and is available in a black satin finish which can be painted to match the color of the vehicle.

DEFENDER(TM). The Defender is a low-profile hood shield that is contoured to match the lines of the hood for maximum aerodynamics. The Defender can be installed using screws or tape. This product line is available in the smoke color.

AVENGER(TM). The Avenger is similar to the Defender but has the added feature of wrap-around design for hood and fender protection. This product line is also available in the smoke color.

RUNNING BOARDS AND STEP BOARDS

In fiscal 1992, the Company entered this market when it developed its line of fiberglass running boards. The Company currently offers four lines of boards, which provide an original equipment look, protect the rocker panels of a vehicle and assist in passenger entry and exit. This product category represented 20.0%, 18.0% and 14.4% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. These lines currently are:

RUNNINGMATES(TM). RunningMates are full-length fiberglass running boards that come with a non-skid rubber tread, gravel guard and splash guard. RunningMates are offered in a two-piece design for pickups and large sport utility vehicles. This product line is available in ready-to-paint white gel-coat or, for the Ford(R) Explorer, in mocha.

STEPMATES (TM). StepMates are single step boards that are similar to RunningMates in style and function. StepMates are available in a white gel-coat finish to allow a customer to match the exterior of the vehicle.

SUPERSTEPS(TM). SuperSteps are step boards designed to be a multi-application product with limited part numbers that fit a broad array of vehicles. SuperSteps are molded from an ABS black polymer plastic which can be painted to match the vehicle or installed without painting.

SIDETRACKER(TM). SideTracker running boards are designed to allow four applications to fit most extended cab pickups and sport utility vehicles. These running boards are manufactured from ABS plastic polymer which can be installed without painting or painted to match the vehicle.

TONNEAU COVERS

The Company entered into the tonneau cover market in fiscal 1996 with the acquisition of certain assets of Innovative Accessories, Inc. Lund currently markets three styles of tonneau covers, which are each designed to protect the bed of a pickup truck. This product category represented 6.5% and 2.3% of the Company's net sales in fiscal 1997 and 1996, respectively. These product lines currently are:

HATCHBACK(TM). The Hatchback is a uniquely designed cab-extending tonneau cover that incorporates the features and functions of an automobile trunk with the benefits of a hard tonneau cover. The Hatchback is constructed of three individually molded pieces of fiberglass, assembled to make the smooth inner and outer surfaces. The Hatchback comes in a white gel-coat finish which can be painted to match the vehicle.

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

OTHER EXTERNAL APPEARANCE ACCESSORIES

The Company began designing, manufacturing and selling other external appearance accessories in fiscal 1982. These products represented 18.9%, 19.4% and 18.3% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. The Company's other external appearance accessories currently are:

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

WINDJAMMER (TM). The WindJammer is a stylish rear window air deflector that helps prevent the build-up of dirt on the rear window of vans, minivans and sport utility vehicles. The WindJammer is available in smoke acrylic or paintable plastic.

TAILMATE(TM). The TailMate is a fiberglass rear valance that is mounted below a pickup truck's tailgate, providing a smooth look to the back of the vehicle. The TailMate comes in a white gel coat finish which can be painted to match the vehicle.

WIDESIDES (TM). WideSides are fiberglass fender extensions which attach to the rear wheel wells of a pickup truck, giving a vehicle a "dual-tire" look. WideSides extend the body panel by approximately four inches and are offered in a nine inch super-wide size for Chevrolet(R) pickup trucks. WideSides come in a white gel-coat finish which can be painted to match the vehicle.

GATEKEEPER (TM). The GateKeeper tailgate protector adheres to the top edge of a pickup truck's tailgate, protecting it from scratches and dents. The GateKeeper is made from flexible PVC and is sold in black.

SHADOW(TM) WIPER COWL. The Shadow Wiper Cowl hides the windshield wipers and creates the appearance of a lowered cab, known as a "chopped look." The Shadow is available in smoke or a paintable clear finish.

RUNNINGMATE(TM) REAR EXTENDER. The RunningMate Rear Extender is used to complement the Company's running board line by extending the look of the running boards to the rear portion of the fender. The RunningMate Extender is made of ABS black polymer plastic and can be painted to match the vehicle.

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

BACKDRAFT(TM)TAILGATE SPOILER. The BackDraft tailgate spoiler is a designed black ABS polymer spoiler that can be attached to the tailgate of a pickup using 3M(R)tape.

GRILLE INSERTS. The Company entered the market for grille inserts when it acquired the Cold Front(R) product line in fiscal 1990. The Company developed the Screen Front(TM) product line in fiscal 1991.

COLD FRONT(R). The Cold Front custom grille insert snaps into the grille of a light truck to give a stylish "backed-out look" and to provide it with fast engine warm-up and even engine temperature in cold weather. The Cold Front consists of solid Lexan(R) panels which come in the color smoke.

SCREEN FRONT(TM). The Screen Front custom grille insert is similar to the Cold Front except that it consists of perforated Lexan panels that are used to screen bugs and road debris from the grille. The Screen Front is sold in the color smoke and can be painted to match the vehicle.

HEADLIGHT, TAILLIGHT AND SIDE WINDOW STYLING COVERS. In fiscal 1993, the Company introduced its Eclipse(TM) line of styling covers for headlights and taillights. The Company introduced the Eclipse Side Window Styling Covers in fiscal 1994. The Eclipse product lines are:

ECLIPSE HEADLIGHT AND TAILLIGHT STYLING COVERS. The Eclipse headlight and taillight styling covers are solid in design and can be easily mounted without tools or drilling, either by snapping in place or by using a patented mounting system acquired by the Company. The Eclipse headlight styling covers are available in smoke and paintable clear, and the Eclipse taillight styling covers are available in smoke. The Company entered the market for automobile accessories with its headlight styling covers, which are available for most domestic and imported cars and light trucks.

ECLIPSE SLOTTED TAILLIGHT STYLING COVERS. The Eclipse slotted taillight styling covers provide a distinctive look and can be easily mounted using double-sided industrial tape. This product comes in a paintable black finish.

ECLIPSE SIDE WINDOW STYLING COVERS. The Eclipse side window styling covers provide a distinctive look for many domestic and imported extended cab pickup trucks. These covers attach to the side window using double-sided industrial tape. The Eclipse side window styling covers come in smoke or a paintable black finish.

CARGO TRAYS AND FLOOR MATS. The Company entered the market for cargo trays and floor mats with the introduction of two new products in fiscal 1995. These products are used to protect the interior floor of vehicles. Lund's cargo trays and floor mats are manufactured using a special blend of polymers and recycled rubber.

SPORTLINER(TM) CARGO TRAY. The SportLiner cargo trays are used to protect the storage areas of sport utility vehicles and minivans and are manufactured on the Company's vacuum-forming machine. This product is available in a variety of colors to match the interior of the vehicle.

SPORTMAT(TM) FLOOR TRAY. SportMats are designed to protect the interior floor space of a light truck and are also manufactured on the Company's vacuum-forming machine. This product is available to match the SportLiner Cargo Trays.

Manufacturing Process

The Company's products are generally manufactured from fiberglass, vinyl or plastic sheets composed of polyester, ABS plastic, acrylic, polycarbonate or reinforced vinyl. Product lines representing a majority of the Company's sales are manufactured from laminated fiberglass and polyester resin, making these the predominant raw materials currently used by the Company. The Company believes that the raw materials it uses are available from numerous sources and that it could find alternative vendors to supply such materials or alternative materials, if necessary.

Fiberglass products, such as Lund SunVisors, Fastbacks and RunningMates, are manufactured largely by hand using production molds to form a 1/8" fiberglass laminate into product shapes. The edges are then machine trimmed and hand sanded for a smooth finish.

Plastic products, including the Solar and Lunar visors, FrontRunner, WindJammer and the Eclipse product lines, are manufactured from plastic sheets utilizing drape-forming and vacuum- forming processes. In the drape-forming process, a plastic sheet is cut into custom flat shapes, known as blanks. These blanks are heated in a computerized conveyor oven and formed into products by draping the heated blanks over molds. In the vacuum-forming process, a plastic sheet is heated and formed over a mold using vacuum pressure in a thermo-forming machine.

Tonneau covers, including the Premium and Advantage lines, are manufactured from a reinforced vinyl tonneau cover material and aluminum extrusion. The cover material is cut and sewn to fit each application and the aluminum is cut to size to match.

To supplement its internal manufacturing, the Company relies on independent manufacturers. The Company qualifies each manufacturer and works closely with it to assure the timely delivery of products that meet the Company's specifications. The Company generally retains ownership of the tooling used to produce a product line, with the understanding that it will remove the tooling from the manufacturer's plant at the termination of the manufacturing relationship.

The Company has not experienced any product liability claims in the past. Lund generally provides limited lifetime warranties against manufacturing defects on its products. In fiscal 1997, 1996 and 1995, the Company had warranty expense of $ 1,110,440, $778,239 and $510,624, respectively, which represented 2.6%, 1.7%
and 1.1% of net sales, respectively. These expenses resulted primarily from warranty claims related to breakage in its acrylic product lines. The Company believes it has addressed this issue by moving to a virtually non-breakable Lexan(R) plastic material for a majority of its acrylic product line.

Marketing and Sales

The Company sells its products through a national distribution system utilizing an in-house sales staff and independent manufacturer's representatives. The Company has three in-house regional sales managers who oversee 13 independent manufacturer's representative organizations employing approximately 60 sales representatives. The Company's staff and the independent manufacturer's representatives sell the Company's products to warehouse distributors, dealer expediters, automotive specialty chain stores, converters and catalog companies. In addition, the Company sells heavy duty truck visor products to original equipment manufacturers. In fiscal 1997, the Company began limited direct marketing to retailers.

While the light truck accessory market is highly fragmented, the Company believes that there is a trend among distributors and retailers to prefer suppliers, such as Lund, who provide well-recognized brand names, customer service and a broad product line that accommodates "one-stop-shopping." In addition, the Company believes there is a trend toward computerized ordering and therefore offers its customers access to ordering through Electronic Data Interchange (EDI).

Virtually all of the Company's sales are from product lines sold in the United States and Canada. The Company delivers product to warehouse distributors and retailers by truck from its manufacturing and warehouse facilities in Anoka, Minnesota and Oklahoma City, Oklahoma, as well as from independent warehouses in Toronto, Ontario and Los Angeles, California.

The Company's marketing program is focused on developing high profile new products, creating excitement around its broad product offering and building equity in the Lund name.

The Company employs an integrated communications strategy that utilizes consumer and trade advertising, public relations, promotions, point-of-purchase and packaging to communicate a specific message to each level of the selling process. That message is centered on industry leadership, innovation, high quality, breadth of line and Company integrity.

Consumer advertising is focused on building equity in the Lund name through getting the "Lund Look". The program utilizes consumer magazines targeted to the street truck enthusiasts, off-road enthusiasts, sportsmen, tow vehicle owners and family vehicle markets.

Promotion plays a critical role in exposing the "Lund Look" to the consuming public. An example is the Company's sponsorship of the nationally televised "Lund Look 275" NASCAR(R) Craftsman Super Truck Series Race. In addition, the Company participates in other enthusiast events through team sponsorships in racing, off-roading and fishing. The Company also promotes through the use of "Lundmobiles". Lundmobiles consist of various light trucks that have been customized with Lund products to illustrate the ultimate extent of the "Lund Look". Lundmobiles appear at numerous consumer and trade shows, are used in all of the Company's advertisements, are featured in consumer magazine editorials and are utilized by retailers and distributors to create consumer excitement.

Other steps in pulling the product through the distribution system involve trade advertising, direct communication with businesses that come in contact with the consumer and a cooperative advertising program to help them reach the consumer. The Company uses various trade magazines to create excitement at the jobber and retail level. In addition, the Company has developed a network of Authorized Dealers that currently consists of over 9,000 retail businesses and a certified dealer program that consists of 3,000 car dealerships. Lund communicates directly with these dealers regarding new product introductions, promotions, selling tools and selling techniques.

The Company also communicates directly to the consumer through the use of its high quality consumer packaging and point-of-purchase displays. The packaging depicts the product in use on standard vehicles as well as "Lundmobiles" and conveys the features and benefits of the specific product. Lund produces all of its printed selling tools internally. These tools include product catalogs, application lists and other product literature, which it distributes to the warehouse distributors, retailers and independent sales representatives.

SEASONALITY AND BACKLOG

Historically, Lund has had a seasonal mix which favored late winter, spring and early summer with higher sales than late summer and early fall. During fiscal 1996 and 1997, the Company did not experience its historical seasonal increases due to problems with the production and shipment of new products. The Company maintains an average backlog of two to five days.

COMPETITION

The Company's industry is highly competitive. The Company believes that competition in the industry is based on brand name recognition, quality, design, breadth of product line, price, service and packaging. Certain of the Company's competitors and potential competitors, including manufacturers of light trucks, have greater financial or other resources than the Company. There are no significant technological or manufacturing barriers to entry into the Company's business. While the Company has many competitors for most of its product lines, it believes that in the United States it has one of the broadest offerings of appearance accessories in the light truck market along with the strongest brand name and that it occupies a dominant position for external visors and cab extenders.

INTELLECTUAL PROPERTY

The Company generally seeks to obtain patent protection, shape/design trademarks and brand trademarks for its products. The Company holds more than 20 patents, expiring at various dates from 1998 to 2010, generally related to product design or mounting procedures. In addition, the Company owns various federally registered and common law trademarks, including the LUND SUNVISOR and a shape/design mark, respectively, in the distinctive "hawk-like" design, incorporated in a majority of the Company's visor products.

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

EMPLOYEES

As of September 23, 1997, the Company employed 266 people on a full-time basis and three people on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes its employee relations are good.

                      EXECUTIVE OFFICERS AND KEY EMPLOYEES

The executive officers and key employees of the Company during fiscal 1997 were as follows:

WILLIAM J. MCMAHON, 51, rejoined the Company in September 1994 as President and Chief Executive Officer. From May 1991 to September 1994, Mr. McMahon served as Chief Operating Officer for Anagram International, Inc., a manufacturer and distributor of consumer products and industrial packaging. From 1988 to 1991, Mr. McMahon was Chief Executive Officer and President of Lund International Holdings, Inc.

JAY M. ALLSUP, 39, joined the Company in October 1993 as the Director of Finance and was appointed Chief Financial Officer in June 1994. From April 1989 to October 1993, he was the Chief Financial Officer and Treasurer of Standun, Inc., a manufacturing holding company.

BRADLEY W. ANDRESS, 43, joined the Company in October 1995 as Vice President of Marketing. From August 1985 to October 1995, Mr. Andress held various positions, including Vice President of Marketing and Vice President of Sales, at Plastics, Inc. and Anchor-Hocking Plastics, which are division of the Newell Companies.

KATHY R. SMITH, 36, joined the Company in May 1989 and since April 1990 has served as Executive Assistant to the Chief Executive Officer. Ms. Smith was named Corporate Secretary and Investor Relations Manager of the Company in February 1994.

WILLIAM H. TOMS, 52, joined the Company in April 1995 as Vice President of Operations. From 1983 to April 1995, Mr. Toms was the Vice President of Operations for Anchor-Hocking Plastics, a manufacturer of household storage containers and microwave cookware accessories and a division of the Newell Companies.

STEPHEN S. TREICHEL, 54, joined the Company in October 1995 as Vice President of Strategic and Human Information Systems. From 1993 to October 1995, Mr. Treichel was the President of Process Management International, a management consulting firm. From 1990 to 1993, he was a senior manager of strategic services at McGladrey & Pullen, a CPA and consulting firm.

Item 2.    PROPERTIES

In fiscal 1995, the Company constructed a new facility to consolidate its corporate offices, manufacturing operations and warehouse facilities which allowed Lund to significantly expand its manufacturing capacity and capabilities. This 228,000 square foot facility is located in Anoka, Minnesota, and the Company believes that the new facility is adequate for its needs and will allow it to maintain its sales growth, reduce costs by manufacturing more products in-house, increase profitability through greater manufacturing efficiencies and improve product quality.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II.

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to the section entitled "Market for the Company's Common Stock" which appears on page 28 of the Company's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997.

Item 6.    SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to the section entitled "Five Year Summary" which appears on page 28 of the Company's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 10 through 13 of the Company's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference to the "Financial Statements, Notes thereto and Report of Independent Accountants" which appear on pages 14 through 27 of the Company's 1997 Annual Report to Stockholders for the fiscal year ended June 30, 1997. See Item 14 (a) for an index of the financial statements and related schedule. The Report of Independent Accountants as of June 30, 1995 and for the year ended June 30, 1995 is included as Exhibit 99 to this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 1996, the Company dismissed KPMG Peat Marwick LLP as its independent accountant. KPMG Peat Marwick LLP was the independent accountant who was engaged as its principal accountant to audit the Company's financial statements for the Company's fiscal year 1995. On April 9, 1996, the Company retained Coopers & Lybrand L.L.P. as its independent accountants to audit the Company's financial statements for the year ending June 30, 1996.

The reports of KPMG Peat Marwick LLP on the financial statements of the Company for the 1995 fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for the 1995 fiscal year and the subsequent interim period proceeding their dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During the Company's 1995 fiscal year and the subsequent interim period, there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

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


                                    PART III.

Item 10.   EXECUTIVE OFFICERS AND DIRECTORS

The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders which has been filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


                                    PART IV.

Item 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

           (1)      Consolidated Financial Statements.

                                                                           Pages
Independent Auditors' Report.................................................*
Consolidated Balance Sheets as of June 30, 1997, and 1996....................*
Consolidated Statements of Earnings for the fiscal years
         ended June 30, 1997, 1996 and 1995..................................*
Consolidated Statements of Changes in Stockholders' Equity
         for the fiscal years ended June 30, 1997, 1996 and 1995.............*
Consolidated Statements of Cash Flows for the fiscal years
         ended June 30, 1997, 1996 and 1995..................................*
Notes to Consolidated Financial Statements...................................*

*Incorporated by reference to the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997, a copy of which is included in this Form 10-K as Exhibit 13.

           (2)      Financial Statement Schedules.

                                                                   Pages in this
                                                                    Form 10-K

Report of Independent Accountants of Financial Statement Schedule.......21-22
Schedule II: Valuation and Qualifying Accounts
         for the fiscal years ended June 30, 1997, 1996 and 1995..........23

All other schedules are omitted because they are not required or not applicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

           (3) Exhibits. See "Exhibit Index" on the pages following the signatures.

(b)        Reports on Form 8-K.

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LUND INTERNATIONAL HOLDINGS, INC.


                                       By /s/ William J. McMahon
                                          -----------------------------
                                           William J. McMahon
                                           Chief Executive Officer and President

September 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William J. McMahon              Chief Executive Officer            September 29, 1997
-------------------------------     President (Principal Executive
William J. McMahon                  Officer)


/s/ Jay M. Allsup                   Chief Financial Officer            September 29, 1997
-------------------------------     (Principal Financial Officer)
Jay M. Allsup


/s/ David E. Dovenberg              Director                           September 29, 1997
-------------------------------
David E. Dovenberg


/s/ James E. Haglund                Director                           September 29, 1997
-------------------------------
James E. Haglund


/s/ Ira D. Kleinman                 Director                           September 29, 1997
-------------------------------
Ira D. Kleinman


/s/ Robert R. Schoeberl             Director                           September 29, 1997
-------------------------------
Robert R. Schoeberl


                                    Director                           September __, 1997
-------------------------------
Dennis W. Vollmershausen


/s/ Charles R. Weaver, Jr.          Director                           September 29, 1997
-------------------------------
Charles R. Weaver, Jr.


/s/ Harvey J. Wertheim              Director                           September 29, 1997
-------------------------------
Harvey J. Wertheim


                           EXHIBIT INDEX TO FORM 10-K


FOR THE FISCAL YEAR ENDED JUNE 30, 1997                                COMMISSION FILE NO: 0-16319

Exhibit                                                                Page Number or Incorporation by
Number            Description                                          Reference to
------            -----------                                          ------------
2.1               Agreement and Plan of                                Exhibit 2 of the Registrant's
                  Reorganization dated July 21, 1987,                  Registration Statement on Form S-4
                  as amended as of August 20, 1987                     Reg. No. 33-16685
                  and September 25, 1987, by and
                  among Flex Corporation, Lund
                  Industries Incorporated and Flex
                  Acquisition Corp.

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

3.2               Bylaws                                               Exhibit 3.2 of the Registrant's
                                                                       Registration Statement on Form S-4,
                                                                       Reg. No. 33-16685

10.2              Assignment dated July 22, 1987,                      Exhibit 10.3 of the Registrant's
                  of certain U.S. patents of Lund                      Registration Statement of Form S-4,
                  Industries Incorporated by Allan                     Reg. No. 33-16685
                  W. Lund

10.3              Assignment of Certain Canadian                       Exhibit 10.4 of the Registrant's
                  Industries Designs to Lund Industries                Registration Statement on Form S-4
                  Incorporated by Allan W. Lund                        Reg. No. 33-16685

10.8              Incentive Stock Option Plan                          Exhibit 10.8 of the Registrant's Form
                                                                       10-K for the fiscal year ended June
                                                                       30, 1989, Commission File No. 0-16319



10.9              Revised specimen of form of option
                  granted under the Registrant's
                  Incentive Stock Option Plan

10.18             1992 Non-Employee                                    Exhibit 10.18 of the Registrant's Form
                  Director Stock Option Plan                           10-K for the fiscal year ended June 30, 1992

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

10.37             Employment and Non-Competition                       Exhibit 10.37 of the Registrant's From 10-Q
                  Agreement dated October 18, 1995                     for the quarter ended September 30, 1995
                  by and between Innovative Accessories,
                  Inc. and James A. Nett.

10.38             Interim Loan Agreement dated                         Exhibit 10.38 of the Registrant's Form 10-Q
                  November 7, 1995 by and between                      for the quarter ended September 30, 1995
                  Innovative Accessories, Inc. and
                  Lund International Holdings, Inc.

10.39             Demand Promissory Note dated                         Exhibit 10.39 of the Registrant's From 10-Q
                  November 7, 1995 between Innovative                  for the quarter ended September 30, 1995
                  Accessories, Inc. and Lund International
                  Holdings, Inc.

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



10.44             Asset Purchase Agreement by and                      Exhibit 10.44 of the Registrant's Form
                  among Lund Acquisition Corp.,                        10-K for the fiscal year ended June 30, 1996
                  Innovative Accessories, Incorporated,
                  Lund International Holdings, Inc.,
                  James A. Nett and Ramona C. Friar
                  dated March 29, 1996.

10.45             Assignment and Assumption of Real                    Exhibit 10.45 of the Registrant's Form 10-K
                  Property Lease by and between                        for the fiscal year ended June 30, 1996
                  Innovative Accessories, Incorporated
                  and Lund Acquisition Corp. dated
                  June 3, 1996.

10.46             Assignment of Intellectual Property                  Exhibit 10.46 of the Registrant's Form 10-K
                  Rights from Innovative Accessories,                  for the fiscal year ended June 30, 1996
                  Incorporated and James A. Nett to Lund
                  Acquisition Corp. dated June 3, 1996.

10.47             Stock Purchase Agreement, dated                      Exhibit 10.1 of the Registrant's Form 8-K dated
                  September 9, 1997, by and among LIH                  September 9, 1997
                  Holdings, LLC, Allan W. Lund, the Lund
                  Family Limited Partnership, Lois and
                  Allan Lund Family Foundation and
                  Certain Lund Family Members.

10.48             Governance Agreement, dated September                Exhibit 10.2 of the Registrant's Form 8-K dated
                  9, 1997 between Lund International                   September 9, 1997
                  Holdings, Inc. and LIH Holdings, LLC.

10.49             Services Agreement, dated September                  Exhibit 10.3 of the Registrant's Form 8-K dated
                  9, 1997 by and between Harvest                       September 9, 1997
                  Partners, Inc. and Lund International
                  Holdings, Inc.

10.50             Severance and Noncompetition                         Exhibit 10.4 of the Registrant's Form 8-K dated
                  Agreement, dated September 9, 1997                   September 9, 1997
                  by and between Lund International
                  Holdings, Inc. and Allan W. Lund.

13                Portions of Annual Report to
                  Stockholders for fiscal 1997 which are
                  incorporated herein by reference.

16.1              Letter of KPMG Peat Marwick regarding                Exhibit 16.1 of the Registrant's Form 10-K for
                  change in Certifying Accountants                     the fiscal year ended June 30, 1996


21                Subsidiaries of the registrant:

Name                                    State or Jurisdiction of Incorporation
----                                    --------------------------------------

Lund Industries, Incorporated                      Minnesota
Lund FSC, Inc.                                     Barbados
Lund Acquisition Corp.                             Minnesota

23.1              Consent of Independent Accountant - Coopers & Lybrand L.L.P.

23.2              Independent Auditors' Consent - KPMG Peat Marwick LLP

27                Financial Data Schedule

99 Independent Auditors' Report for the year ended June 30, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of Lund International Holdings, Inc.:

Our report on the consolidated financial statements of Lund International Holdings, Inc. has been incorporated by reference in this Form 10-K from page 27 of the 1997 Annual Report to stockholders of Lund International Holdings, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the fiscal years ended June 30, 1997 and 1996 listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                           /s/ Coopers & Lybrand L.L.P.
                                           COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
August 18, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Lund International Holdings, Inc.:

Under date of August 11, 1995, we reported on the consolidated statements of earnings, changes in stockholders' equity and cash flows of Lund International Holdings, Inc. and subsidiaries for the year ended June 30, 1995. These consolidated financial statements are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index as of June 30, 1995 and for the year then ended. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 1995 information set forth therein.


                                           /s/ KPMG Peat Marwick LLP
                                           KPMG Peat Marwick LLP




Minneapolis, Minnesota
August 11, 1995

                        LUND INTERNATIONAL HOLDINGS, INC.

                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                     Balance           Charged
                                       at              to cost          Charged                                  Balance
                                    beginning            and            to other                                 at end
          Description                of year           expenses         accounts            Deductions           of year
-------------------------------  ----------------   --------------   --------------   ---------------------  --------------
Year ended
  June 30,
    1997:
      Allowance for
       doubtful accounts
       (deducted from
       accounts receivable)          $720,000               ---              ---         ($131,000)   (1)        $589,000

Year ended
  June 30,
    1996:
      Allowance for
       doubtful accounts
       (deducted from
       accounts receivable)          $532,000          $215,000              ---          ($27,000)   (1)        $720,000

Year ended
  June 30,
    1995:
      Allowance for
       doubtful accounts
       (deducted from
       accounts receivable)          $580,000           $29,000              ---          ($77,000)   (1)        $532,000


  (1) Represents accounts written off against the allowance, net of recoveries.

================================================================================

                        LUND INTERNATIONAL HOLDINGS, INC.

















--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------




                            FOR THE FISCAL YEAR ENDED
                                  JUNE 30, 1997

--------------------------------------------------------------------------------