Form 10-Q
period 1997-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 1997-10-30
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 1997

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


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

At October 28, 1997, 4,393,970 shares of the registrant's common stock, $.10 par value, were outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of
              September 30, 1997 (Unaudited)
              and June 30, 1997                                             1-2

              Consolidated Statement of Operations (Unaudited)
              for the three months ended September 30, 1997 and 1996         3

              Consolidated Statement of Cash Flows (Unaudited)
              for the three months ended September 30, 1997 and 1996         4

              Notes to Consolidated Financial Statements (Unaudited)        5-6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-9


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               10

              Signatures                                                     11

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                              September 30,       June 30,
                                                  1997              1997
                                              ------------     ------------
                                              (unaudited)

ASSETS

Current assets:
     Cash and temporary cash investments      $    360,820     $    277,740
     Restricted cash                               994,359        1,393,146
     Marketable securities                      11,328,851       12,273,163
     Accounts receivable, net                    8,527,263        8,325,739
     Inventories                                 6,735,151        6,611,761
     Deferred income taxes                         743,900          743,900
     Other current assets                        1,008,320          713,617
                                              ------------     ------------
        Total current assets                    29,698,664       30,339,066

Property and equipment, net                      7,333,677        7,310,357
Intangibles, net                                 2,183,512        2,223,420
Restricted cash and marketable securities          587,556          580,242
Other assets                                     1,037,698          991,621
                                              ------------     ------------
        Total assets                          $ 40,841,107     $ 41,444,706
                                              ============     ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                                                           September 30,         June 30,
                                                               1997                1997
                                                           -------------      -------------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                               $   2,166,822      $   1,861,446
     Accrued expenses                                          1,897,928          1,698,815
     Income taxes payable                                           --              176,345
     Long-term debt, current portion                             500,000            460,000
                                                           -------------      -------------
        Total current liabilities                              4,564,750          4,196,606

Long-term debt, less current portion                           3,630,000          4,130,000
Other liabilities                                                254,936            265,178

Stockholders' equity:
     Preferred stock, $.01 par value;
        authorized 2,000,000 shares;
        none issued                                                 --                 --
     Common stock, $.10 par value;
        authorized 25,000,000 shares;
        issued and outstanding 4,393,970
        at September 30, 1997 and
        June 30, 1997, respectively                              439,397            439,397
     Class B common stock, $.01 par value;
        authorized 3,000,000 shares;
        none issued                                                 --                 --
     Additional paid-in capital                                  986,675            986,675
     Unrealized holding gains on marketable securities            50,109              9,957
     Unearned deferred compensation                              (74,222)           (91,352)
     Retained earnings                                        30,989,462         31,508,245
                                                           -------------      -------------
        Total stockholders' equity                            32,391,421         32,852,922
                                                           -------------      -------------
        Total liabilities and stockholders' equity         $  40,841,107      $  41,444,706
                                                           =============      =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                     September 30,
                                                 1997               1996
                                            -------------      -------------

Net sales                                   $  10,027,911      $  10,406,421
Cost of goods sold                              6,623,982          7,060,604
                                            -------------      -------------
     Gross profit                               3,403,929          3,345,817

Operating expenses
     General and administrative                 1,172,680            939,398
     Selling and marketing                      1,549,787          1,508,683
     Research and development                     347,788            312,004
     Non-recurring transaction                  1,174,299               --
                                            -------------      -------------
        Total operating expenses                4,244,554          2,760,085
                                            -------------      -------------
(Loss) income from operations                    (840,625)           585,732

Other income (expense)
     Interest expense                             (71,930)           (75,516)
     Interest income                              162,487            169,075
     Other, net                                   (16,948)            26,085
                                            -------------      -------------
        Other income, net                          73,609            119,644
                                            -------------      -------------
(Loss) income before income taxes                (767,016)           705,376
Income tax (benefit) expense                     (248,233)           243,354
                                            -------------      -------------

            Net (loss) income               $    (518,783)     $     462,022
                                            =============      =============

            Net (loss) income per share     $       (0.12)     $        0.11
                                            =============      =============


Common and common
     equivalent shares                          4,393,970          4,393,437
                                            =============      =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                         September 30,
                                                                                     1997              1996
                                                                                 ------------      ------------
Cash flows from operating activities:
     Net (loss) income                                                           $   (518,783)     $    462,022
     Adjustments to reconcile net (loss) income to
         net cash (used in) provided by operating activities:
            Depreciation                                                              299,590           225,843
            Amortization                                                               60,962            80,387
            Gain on disposal of property and equipment                                (11,984)          (38,590)
            Provision for (reduction in) doubtful accounts                             32,716           (16,839)
            Provision for inventory reserves                                          170,757            24,000
     Changes in operating assets and liabilities:
            Accounts receivable                                                      (234,240)        2,590,962
            Inventories                                                              (294,147)          135,781
            Other current and other assets                                           (410,853)          204,624
            Accounts payable, trade                                                   305,376          (863,146)
            Accrued expenses                                                          199,113           (75,128)
            Income taxes payable                                                     (110,196)          (53,209)
                                                                                 ------------      ------------
                         Net cash (used in) provided by operating activities         (511,689)        2,676,707
                                                                                 ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                             (322,910)         (451,125)
     Proceeds from sales of property and equipment                                     11,984            55,184
     Purchase of marketable securities                                             (2,496,978)       (4,291,950)
     Proceeds from sales and redemptions of marketable securities                   3,481,442         1,340,812
     Change in restricted cash and marketable securities                              391,473           398,823
     Other investing activities                                                          --             (89,937)
                                                                                 ------------      ------------
            Net cash provided by (used in) investing activities                     1,065,011        (3,038,193)
                                                                                 ------------      ------------

Cash flows from financing activities:
     Payment of long-term debt                                                       (460,000)         (440,000)
     Payment of other liabilities                                                     (10,242)           (3,622)
                                                                                 ------------      ------------
            Net cash used in financing activities                                    (470,242)         (443,622)
                                                                                 ------------      ------------

            Net increase (decrease) in cash and
                         temporary cash investments                                    83,080          (805,108)

Cash and temporary cash investments:
     Beginning of period                                                              277,740         1,643,416
                                                                                 ------------      ------------
     End of period                                                               $    360,820      $    838,308
                                                                                 ============      ============

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                                  $     19,515      $    296,600
                                                                                 ============      ============
     Cash paid for interest                                                      $    143,083      $    154,977
                                                                                 ============      ============

Supplemental disclosure of significant non-cash
investing and financing activities:
     Change in unrealized holding gains on marketable securities                 $     40,152      $     48,549
                                                                                 ============      ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A - Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Lund Industries, Incorporated, Lund Acquisition Corp., and Lund FSC, Inc. (collectively, the "Company"). The consolidated balance sheet as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three months period ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The June 30, 1997 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited interim consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

B - Inventories

Inventories consisted of the following:

                                           September 30,         June 30,
                                               1997                1997
                                           ------------        ------------

Raw materials                              $  3,247,309        $  3,309,440
Finished goods and work in process            3,487,842           3,302,321
                                           ------------        ------------
Total                                      $  6,735,151        $  6,611,761
                                           =============       ============

C - Net Income (Loss)

Net income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. Dilutive options and warrants are considered common stock equivalents for the purposes of this computation.

D - Stockholders' Equity

On October 15, 1997, the Company's board of directors approved the repricing to the then current fair market value of $13.875 of 12,000 of the total 34,000 non-employee director stock options outstanding and 396,000 of the total 436,000 employee incentive stock options outstanding. Such options had exercise prices ranging from $16.00 to $21.25.

E - Non-Recurring Transaction

On September 9, 1997, Harvest Partners, Inc., a private investment firm, purchased 38% of the Company's outstanding shares of common stock from the Company's former Chairman of the Board and his family. In conjunction with this transaction, the Company recorded a pre-tax non-recurring charge of $1,174,299. This charge included $600,000 paid to the former Chairman of the Board for a covenant not to compete and severance and $574,299 for investment banking, legal, accounting and other related expenses.

F - Reclassifications

Certain reclassifications have been made to September 30, 1996 amounts to conform to the September 30, 1997 presentation with no effect on previously reported net income and stockholders' equity.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1997
                      AS COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1996

INTRODUCTION

Lund International Holdings, Inc. (the "Company") designs, manufactures, markets and distributes appearance automotive aftermarket accessories for light duty trucks, sport utility vehicles and vans. The Company has 34 product lines, classified in the following categories: Visors, Bug Shields/Hood Protectors, Running Boards, Tonneau Covers, and Other Appearance Accessories.

In September 1997 the Company's Board of Directors approved a change in the Company's fiscal year end from June 30 to December 31, with a transition period ending on December 31, 1997.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1997 decreased 3.6% to $10,027,911 from $10,406,421 for the same period last year. The net sales decrease was primarily due to lower unit sales in the visor, hood protector and runningboard lines, which were partially offset by higher sales in tonneau and grille covers. The decrease in unit sales of these three product categories were a result of the Company's customers reducing orders of the maturing product lines in anticipation of the introduction of new lines during fiscal 1998.

Gross profit margins for the three months ended September 30, 1997 were 33.9% compared to 32.2% for the same period last year. The increase in gross profit margins primarily resulted from operating efficiencies realized with the internalization of outside production, principally in the fiberglass area, and a product mix favoring higher margin products. These increases were partially offset by higher freight costs.

General and administrative expenses were $1,172,680 for the three months ended September 30, 1997, compared to $939,398 for the same period last year, which represented an increase of 24.8%. As a percentage of net sales, general and administrative expenses were 11.7% for the three months ended September 30, 1997, compared to 9.0% for the same period last year. The increase in general and administrative expenses resulted primarily from higher salary expense, an increased provision for inventory reserves and third party consulting expenses in the implementation of Lund's new computer system. The increase in general and administrative expenses as a percentage of net sales is also related to the net sales decrease.

On September 9, 1997, Harvest Partners, Inc., a private investment firm, purchased 38% of the Company's outstanding shares of common stock from the Company's former Chairman of the Board and his family. In conjunction with this transaction, the Company recorded a pre-tax non-recurring charge of $1,174,299. This charge included $600,000 paid to the former Chairman of the Board for a covenant not to compete and severance and $574,299 for investment banking, legal, accounting and other related expenses.

Selling and marketing expenses were $1,549,787 for the three months ended September 30, 1997, compared to $1,508,683 for the same period last year, which represented an increase of 2.7%. As a percentage of net sales, selling and marketing expenses were 15.5% for the three months ended September 30, 1997, as compared to 14.5% for the same period last year. The increase primarily resulted from increases in customer advertising costs and display expense offset by lower new product support and promotional sponsorship costs. The increase in selling and marketing expenses as a percentage of net sales is primarily related to the net sales decrease.

Research and development expenses were $347,788 for the three months ended September 30, 1997, compared to $312,004 for the same period last year. As a percentage of net sales, research and development expenses were 3.5% for the three months ended September 30, 1997, compared to 3.0% for the same period last year. The increase in expenses primarily resulted from increased personnel and product material to support both new product and application development, increased operating lease expenses and higher computer system costs as the Company is incorporating CAD/CAM design capabilities in its product development process.

Primarily as a result of the loss for the three months ended September 30, 1997, due primarily to the non-recurring transaction charge recorded during the three months ended September 30, 1997, the Company recorded an income tax benefit during the current quarter. This tax benefit was negatively affected by certain non-deductible transaction costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generally funded its operations to date from operating cash flow. The Company had working capital of $25,133,914 including cash and marketable securities of $12,684,030 as of September 30, 1997, compared to $26,142,460, including cash and marketable securities of $13,944,049 as of June 30, 1997. The decrease of $1,260,019 in cash and marketable securities and the decrease of $1,008,546 in working capital was principally due to cash payments for non-recurring transaction fees and Industrial Revenue Bond interest and principal payments during the quarter.

The Company believes that its existing cash and internally generated funds will be sufficient to meet the Company's working capital and capital expenditure requirements for the foreseeable future. If the Company makes significant future acquisitions, however, it may be required to raise funds through bank financing or the issuance of debt or equity securities. There is no guarantee that these funds will be available.

OUTLOOK

A larger portion of automotive aftermarket accessory sales are going through the large automotive retail chains. In response to these market changes, the Company launched its new retail distribution program. The initial retail program roll-out, which began in the third quarter of fiscal 1997 with retail store testing, will continue for the next eighteen months to two years as the major retail automotive chains review and integrate light truck accessory sales into their current product offerings. The Company expects the retail segment will account for a larger percentage of sales in the future.

The delays in designing, producing and shipping the visor and tonneau cover product lines resulted in reductions of sales in the three months ended September 30, 1997. The Company completed re-engineering and testing of the visors and began shipping the Solar and Lunar visor lines for the full size light duty trucks in the latter part of this quarter. Market penetration of the new visor may be slower than originally anticipated due to customer concerns caused by original product design problems. As a result of decreasing sales in its primary hood protector line, Lund introduced the Avenger and Defender product line to broaden its product offerings. The new hood protectors began shipping during the fourth quarter of fiscal 1997 and will begin to impact sales numbers with increased market penetration during the second calendar quarter of 1998. The Company began shipping its new hard tonneau cover line during the three months ended September 30, 1997 and is completing tooling on its re-engineered snapless tonneau, which is expected to begin shipping early in the last calendar quarter of 1997.

The Company is implementing a new computer system and will complete implementation during the quarter ending December 31, 1997. The Company believes the additional features and controls will provide an information platform for future internal and external growth. In conjunction with the computer system implementation, the Company is currently implementing a QS9000 quality program and expects to be certified by December 1998 for both its Oklahoma and Minnesota locations. The quality certification is critical to original equipment manufacturing customers such as Ford, Chrysler and General Motors.

The Company plans to leverage its current brand awareness and take advantage of the fragmented automotive accessory market by executing an aggressive acquisition program. The acquisition strategy will focus on the light truck accessory aftermarket by increasing market share of the Company's current product categories, adding additional product categories, product capabilities, or distribution capabilities.

Over the last two fiscal years, the demand and prices for raw material products, including plastic resins, fiberglass and corrugated packaging, have stabilized. The Company anticipates a small price increase in plastics and packaging, which are not expected to significantly impact the Company's gross profit margins.

On September 16, 1997, the Company's Board of Directors approved a change in the Company's fiscal year-end from June 30 to December 31, with a transition period ending on December 31, 1997.

FORWARD LOOKING STATEMENTS MADE HEREIN RELATING TO FUTURE FINANCIAL RESULTS, ACQUISITIONS, ONGOING OPERATIONS, TRENDS AND MARKET ANALYSIS, AMONG OTHERS, ARE FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. AMONG THE FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING: CONSUMER PREFERENCE CHANGES, ADVERSE MARKET DEVELOPMENTS, INABILITY TO EFFECTIVELY CARRY OUT AN ACQUISITION STRATEGY, EXPANSION INTO NEW DISTRIBUTION CHANNELS, ADDITIONAL DELAYS IN DESIGN, DEVELOPMENT, TESTING OR SHIPPING OF PRODUCTS, INCREASED COMPETITION, GENERAL ECONOMIC DEVELOPMENTS AND TRENDS, DEVELOPMENTS AND TRENDS IN THE LIGHT TRUCK AND AUTOMOTIVE ACCESSORY MARKET AND INCREASED COSTS. THIS IS NOT AN EXHAUSTIVE LIST AND THE COMPANY MAY SUPPLEMENT THIS LIST IN FUTURE FILINGS OR RELEASES OR IN CONNECTION WITH THE MAKING OF FORWARD-LOOKING STATEMENTS.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed on September 19, 1997 with respect to the sale of certain stockholders' 38% ownership of the Company to an investment vehicle affiliated with Harvest Partners, Inc., and a change in fiscal year-end to December 31.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LUND INTERNATIONAL HOLDINGS, INC.
                                   (Registrant)


                                   By   /s/ William J. McMahon
                                        --------------------------------
                                        William J. McMahon
                                        President and Chief Executive Officer

                                   By   /s/ Jay M. Allsup
                                        --------------------------------
                                        Jay M. Allsup
                                        Chief Financial Officer