Form 10-K405
period 1997-12-31
LUND INTERNATIONAL HOLDINGS INC
filed 1998-03-25
CIK 820526

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from July 1, 1997 to December 31, 1997

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

                          Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At the close of business on March 17, 1998, 5,268,370 shares of the Company's Common Stock and 1,493,398 shares of the Company's Series A Preferred Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1998 was approximately $36,970,684 based upon the last sale price of the registrant's Common Stock on such date.

Documents incorporated by reference:

Portions of the registrant's Proxy Statement are incorporated by reference into
Part III.

PART I.

Item 1.    BUSINESS

General

Lund International Holdings, Inc. ("Holdings" or "the Company") was incorporated on November 10, 1986, pursuant to the Delaware General Corporation Law. Lund Industries, Incorporated ("Lund") was incorporated as a Minnesota corporation in 1965 and first engaged in its present business in 1974. In October 1987, Holdings acquired Lund as a wholly-owned operating subsidiary. In July 1992, Lund FSC, Inc., formerly Lund International FSC, Inc. ("FSC"), was incorporated as a wholly-owned foreign sales corporation of Holdings. In April 1996, Lund Acquisition Corp. ("Acquisition") was incorporated as a Minnesota corporation. In June 1996, Acquisition acquired certain assets of Innovative Accessories, Inc., an Oklahoma corporation.

In November 1997, Holdings, through a newly-formed subsidiary, Zephyros Acquisition Corporation ("Zephyros"), commenced a tender offer for all of the outstanding shares of Deflecta-Shield Corporation ("Deflecta-Shield") for $16.00 per share in cash. In December 1997, Holdings successfully completed the tender offer by acquiring approximately 98.8% of the outstanding shares of Deflecta-Shield. On February 27, 1998, Holdings completed the acquisition of Deflecta-Shield through the merger of Zephyros into Deflecta-Shield.

Deflecta-Shield was founded in 1961 as a partnership and was reorganized as a corporation in 1994. Deflecta-Shield conducts its business through wholly-owned direct and indirect subsidiaries which it has acquired. The direct subsidiaries are Belmor Autotron Corp. ("Belmor"), acquired in 1988, and DFM Corp. ("DFM"), acquired in 1990.

The indirect subsidiaries, wholly-owned by DFM, are BAC Acquisition Co. ("Fibernetics"), acquired in 1993, and Trailmaster Products, Inc.
("Trailmaster") and Delta III, Inc. ("Delta III"), both acquired in 1994. Holdings, Lund, FSC, Acquisition, Deflecta-Shield and its subsidiaries will hereinafter be referred to collectively as the "Company".

Holdings is a leading designer, manufacturer and marketer of a broad line of appearance accessories for new and used light trucks, including pickup trucks, sport utility vehicles, minivans and other vans. With the acquisition of Deflecta-Shield, Holdings is also a leading manufacturer of aftermarket and original equipment manufacturer ("OEM") accessories for the heavy truck market.

Recent Corporate Developments

On September 9, 1997, Allan W. Lund, the founder of Lund and the Chairman of the Board and principal shareholder of Holdings, together with the Lund Family Limited Partnership, the Lois and Allan Lund Family Foundation and certain members of Mr. Lund's family (collectively, the "Lund Interests") sold their aggregate 38% interest in Holdings, or an aggregate of 1,686,893 shares of Holdings' Common Stock, to LIH Holdings, LLC, a Delaware limited liability company ("LIH"), a company affiliated with Harvest Partners, Inc., a private investment firm ("Harvest Partners"), for a price of $11.50 per share plus additional contingent payments on 1,426,501 of the shares.

In addition, Holdings entered into a Governance Agreement with LIH and a Services Agreement with Harvest Partners (see "Business - Relationship with Harvest Partners") and a Severance Agreement with Mr. Lund.

The Severance Agreement provides that, for a period of 12 months, Mr. Lund may not, directly or indirectly, compete with the Company, and may not solicit or recruit any individual employed by the Company or influence or attempt to influence customers, suppliers or vendors of the Company or parties with which the Company does business, or divert their business away from the Company. In connection with the execution of the Severance Agreement, the Company paid Mr. Lund the following amounts: (i) $100,000 as and for severance; (ii) $450,000 as and for Mr. Lund's agreement not to compete with the Company as well as for his agreement to keep certain Company information confidential; and (iii) $50,000 for Mr. Lund's release of claims that he either now has, or in the future may have, against the Company. The Company also released Mr. Lund from any such claims.

In November 1997, Holdings and Zephyros entered into an Agreement and Plan of Merger (the "Merger Agreement") with Deflecta-Shield, pursuant to which Zephyros agreed to commence a tender offer (the "Tender Offer") for all of the outstanding shares of Deflecta-Shield and, if more than 50% of the outstanding shares of Deflecta-Shield were tendered, to purchase such shares and to consummate a merger with Deflecta-Shield in which Zephyros would merge into Deflecta-Shield and Deflecta-Shield would become a wholly-owned subsidiary of Holdings (the "Merger"). On December 30, 1997, Holdings closed the Tender Offer and acquired 98.8% of the outstanding shares of Deflecta-Shield. On February 27, 1998, Zephyros consummated the Merger with Deflecta-Shield and Deflecta-Shield became a wholly-owned subsidiary of Holdings. In both the Tender Offer and the Merger, the Company paid $16.00 per share for each of the 4,800,000 outstanding shares of Deflecta-Shield, for an aggregate purchase price of approximately $76,800,000, not including the repayment of $9,400,000 of Deflecta-Shield debt and the costs and expenses related to the acquisition and acquisition financing of approximately $2,119,000. In addition, Deflecta-Shield paid approximately $3,500,000 in consideration for the settlement of outstanding Deflecta-Shield options.

In order to finance the Acquisition, the Company used several financing sources: approximately $10,000,000 of its own cash reserves; bank borrowings of approximately $42,000,000; and $30,000,000 through the sale of equity to LIH II, a second entity affiliated with Harvest Partners. The sale of equity to LIH II is hereinafter referred to as the "LIH II Financing".

On November 25, 1997, Holdings entered into an Investment Agreement with LIH II, pursuant to which LIH II agreed to purchase 874,400 shares of the Company's Common Stock and 1,493,398 shares of the Company's non-voting Series A Preferred Stock (convertible into shares of non-voting Class B-1 Common Stock, in the circumstance described herein), at a price of $12.67 per share, equal to the average of the closing prices for the Common Stock on the preceding 20 trading days. The closing price of a share of Common Stock on November 24, 1997 was $12.50. Holdings, LIH and LIH II also agreed that, upon the closing of the LIH II Financing, they would execute an Amended and Restated Governance Agreement (see "Business Relationship with Harvest Partners"). The Investment Agreement was recommended unanimously by the independent directors of the Board of Directors and approved unanimously by the Board, with Ira Kleinman and Harvey Wertheim, LIH representatives on the Board, not participating in the vote. On November 25, 1997, Piper Jaffray, Inc. issued its opinion with respect to the LIH II Financing that the terms were fair to the Company from a financial point of view.

On December 30, 1997, the LIH II Financing was closed. As a result of such purchases, LIH and LIH II currently own in the aggregate 2,561,293 shares of voting Common Stock, or 48.6% of the voting Common Stock of the Company and 1,493,398 shares of non-voting Series A Preferred Stock which, if converted into shares of non-voting Class B-1 Common Stock, would represent an additional 22% of all shares of voting and non-voting Common Stock, or approximately 60% of the Company's total equity. In connection with the closing, the Company filed a Certificate of Designation of the Series A Preferred Stock, which includes a provision that such stock will automatically convert into non-voting Class B-1 Common Stock on a one-for-one basis upon shareholder approval, provided that the terms of the Class B-1 Common Stock are also approved by the shareholders. The Company also filed a Certificate of Designation of the Class B-1 Common Stock and is seeking shareholder approval of the conversion of the Series A Preferred Stock into non-voting Class B-1 Common Stock and approval of the terms of the Class B-1 Common Stock at its 1998 Annual Meeting of Stockholders.

The Series A Preferred Stock is non-voting and converts on a one-for-one basis to Class B-1 Common Stock only upon the approval of the Company's shareholders at a duly constituted meeting. In the event that shareholder approval is not obtained by April 30, 1998, quarterly dividends on the Preferred Stock, at the annual rate of 15%, will begin to accrue, with the initial quarterly dividend payment duly July 31, 1998. The Company may redeem the Series A Preferred Stock for the purchase price plus accrued but unpaid dividends commencing seven years from the date of purchase. The Company has received the indication of Harvest Partners that it expects LIH and LIH II to vote their shares of Common Stock to approve the conversion of the Series A Preferred Stock into Class B-1 Common Stock. Although the Preferred Stock has no voting rights, it may vote as required by law and in certain limited instances in connection with a merger or similar transaction.

The Company has agreed not to issue any series or class of preferred stock senior to the Series A Preferred Stock.

The Class B-1 Common Stock, which is also non-voting, automatically converts on a one-for-one basis into shares of voting Common Stock (assuming the shareholders approve the Certificate of Designation of the Class B-1 Common Stock, which approval will be sought at the 1998 Annual Meeting) on September 9, 2000 (the termination date of the Restated and Amended Governance Agreement) or, if earlier, the first to occur of the following:

a.       the affirmative vote of a majority of Independent Directors;

b. any transfer of shares of Class B-1 Common Stock, other than any such transfer (i) by LIH, LIH II, or any of their respective affiliates or associates to any person or entity, if, immediately after giving effect to such transfer and conversion, the transferee and its affiliates and associates would hold more that 49% of the voting Common Stock or (ii) to LIH, LIH II, or any of their respective affiliates or associates; or

c. the first date as of which LIH, LIH II and their respective affiliates and associates own, in the aggregate, more than 50% of the outstanding shares of voting Common Stock in a transaction that is permitted by, or is effected in accordance with the terms of, the Restated and Amended Governance Agreement.

Products

The Company currently has over 60 product lines which allow consumers to customize the relatively uniform look of light trucks with stylish and functional accessories and are engineered and designed to give an original equipment look and fit. The Company's products are designed to fit a wide range of makes, models and years of light trucks. The Company also has over 15 product lines for heavy trucks. The heavy truck market consists of over-the-road trucks in the Class 8 weight category (trucks with a gross vehicle weight over 33,000 pounds). Its major product categories are:

         EXTERNAL VISORS, which give light trucks an aerodynamically-styled look while reducing glare;

         HOOD SHIELDS/BUG DEFLECTORS, which provide a distinctive look and protect hoods and windshields from insects, stones, and road debris;

         RUNNING BOARDS AND STEP BOARDS, which provide an original equipment look, protect the rocker panels of a vehicle and assist in passenger entry and exit;

         TONNEAU COVERS, which protect the bed of a pickup truck with a smooth stylish look;

         HEAVY TRUCK PRODUCTS, which include bug deflectors, winterfronts, bug screens and rock guards for the heavy truck market;

         OTHER EXTERNAL APPEARANCE ACCESSORIES, which include cab extenders, styling covers for taillights and headlights, tailgate protectors, fender extensions, custom grille inserts, rear window air deflectors, side window covers, wiper cowls, rear valances, cargo trays, floor mats and bumper covers; and

         SUSPENSION PRODUCTS, which are used as an appearance enhancing product to lift and/or lower a vehicle;

These products are generally manufactured from fiberglass, vinyl or plastic sheets composed of polyester, ABS plastic, acrylic or polycarbonate, or reinforced vinyl. Virtually all of the Company's products are custom molded for an exact fit to each vehicle.

EXTERNAL VISORS

In 1977, Lund entered the light truck accessory market by introducing the Lund SunVisor(R). Since then, Lund has been designing, manufacturing and selling external visors and believes it is the largest supplier of external visors in the industry. In 1995, Lund introduced and began shipping the Solar(TM) and Lunar(TM) visors. Through the acquisition of Deflecta-Shield, the Company increased its visor offering and currently has eight product lines, which include:

LUND SUNVISOR(R) The Lund SunVisor extends forward from the roofline of the light truck's cab, enhancing its appearance with an aerodynamically-styled look while reducing glare for passengers. A distinctive hawk-like silhouette is incorporated into a majority of the Lund SunVisors.

MOONVISOR(R) The MoonVisor is similar to the Lund SunVisor, with the addition of recessed amber running lights for additional style and lighting.

The SunVisors and MoonVisors are sold unpainted to allow a customer to match the paint of the visor to that of the vehicle. The visors are easy to install and are mounted to the cab of the vehicle using self-tapping screws which are capped with custom finishing covers.

SOLAR(TM) VISOR The SolarVisor is manufactured using a UV stable, ABS polymer and is designed with the unique feature of attaching in the door mount of the vehicle rather than into the roof. This visor is available in the color black and can be painted to match the exterior of the vehicle.

LUNAR(TM) VISOR The LunarVisor is similar to the SolarVisor, with the addition of Department of Transportation approved recessed amber lights.

SUNCAP(R) VISOR The SunCap Visor is a fiberglass accessory designed and marketed by Deflecta-Shield, to complement the older model vehicles and reduce glare on the windshields of the light truck. The SunCap finish is primed for ease of painting to match the vehicle.

LIGHTED SUNCAP(R) VISOR In 1990, Deflecta-Shield introduced the lighted SunCapVisor, the industry's first lighted cab visor, providing a stylish nighttime look.

VISION VISOR(R) In 1994, Deflecta-Shield introduced its Vision Visor(R), the first two piece visor specifically designed to complement and blend with the aerodynamic look of current models of pick-up trucks, mini-vans and sport utility vehicles. Vision Visor's lighted and unlighted versions provide a unique contour design featuring a smoke-tint Lexan(R) insert, which allows filtered light through the visor, helping to eliminate the tunnel effect associated with certain other visor designs.

HOOD SHIELDS/BUG DEFLECTORS

Lund entered the hood shield/bug deflector market in 1989 and now offers four styles of shields. Through the acquisition of Deflecta-Shield, the Company significantly increased its hood shield product category. The product lines currently are:

INTERCEPTOR(TM) The Interceptor has a wrap-around design that is consistent with today's sleek looking vehicles. The Interceptor's design protects the leading edge of each fender as well as the hood from bugs, stones and other road debris. This product line is available in smoke, red, blue and clear. The clear shield can be painted for a more customized look.

FRONTRUNNER(TM) The FrontRunner, which is also available for certain cars, follows the contour of the hood for a "second skin" look and mounts easily without tools or drilling. The FrontRunner protects the hood as well as the leading edge of each fender and is available in a black satin finish which can be painted to match the color of the vehicle.

DEFENDER(TM) The Defender is a low-profile hood shield that is contoured to match the lines of the hood for maximum aerodynamics. The Defender can be installed using screws or tape. This product line is available in a smoke color.

AVENGER(TM) The Avenger is similar to the Defender but has the added feature of wrap-around design for hood and fender protection. This product line is also available in a smoke color.

CUSTOM FIT(TM) The original line of bug deflectors, introduced by Deflecta-Shield in 1961. Custom Fit is made with a cut, acrylic, plastic sheet mounted vertically in an aluminum channel which is fastened to the underside of the hood.

CONCEPT II(TM) In the late 1980's, a new line of bug deflectors was developed by Deflecta-Shield under the Concept II(TM) name, which combined the new contoured, aerodynamic style with the toughness of General Electric Plastics(TM) Lexan(R), a highly impact-resistant polycarbonate plastic. Like Custom Fit, the Concept II product line is manufactured in a variety of colors and to individual model year specifications.

MIRAGE(R) In 1991, Deflecta-Shield introduced a new top-of-the-line bug deflector under the Mirage name, which featured wrap-around design and Quad Airflow Vents(TM). The wrap-around design feature helps protect painted fenders from chipping, while the Quad Airflow Vents are designed to reduce the back pressure created by air deflection while maintaining aerodynamics and permitting windshield sprayers to function properly.

MAGNUM(TM) In 1994, the Magnum line of wrap-around bug deflectors was introduced. The Magnum bug deflectors feature a flowing aerodynamic appearance combined with the toughness and durability of Lexan.

LX2000(TM) WRAP AROUND SHIELD AND THE LX1000(TM) CONTOUR SHIELD In 1995, Deflecta-Shield introduced several new bug deflector products for dealer-expediter customers. These new products include the LX2000 Wrap Around Shield and the LX1000 Contour Shield, which are premium, high quality bug deflectors made from Lexan. These products are designed to satisfy the needs of truck dealers and consumers seeking high quality and modern aerodynamic styling.

Other Deflecta-Shield lines, the AC200(TM) Wrap Around Shield and the AC100(TM) Contour Shield, were designed and priced to meet the needs of more value conscious customers.

RUNNING BOARDS AND STEP BOARDS

In 1991, Lund entered this market when it developed its line of fiberglass running boards. Lund currently offers five lines of boards, which provide an OEM look, protect the rocker panels of a vehicle and assist in passenger entry and exit. These lines currently are:

RUNNINGMATES(TM) RunningMates are full-length fiberglass running boards that come with a non-skid rubber tread, gravel guard and splash guard. RunningMates are offered in a two-piece design for pickups and large sport utility vehicles. This product line is available in ready-to-paint white gel-coat or, for the Ford Explorer, in mocha.

STEPMATES (TM) StepMates are single step boards that are similar to RunningMates in style and function. StepMates are available in a white gel-coat finish to allow a customer to match the exterior of the vehicle.

SUPERSTEPS(TM) SuperSteps are step boards designed to be a multi-application product with limited part numbers that fit a broad array of vehicles. SuperSteps are molded from an ABS black polymer plastic which can be painted to match the vehicle or installed without painting.

SIDETRACKER(TM) SideTracker running boards are designed to allow four applications to fit most extended cab pickups and sport utility vehicles. These running boards are manufactured from ABS plastic polymer which can be installed without painting or painted to match the vehicle.

X-STEP(TM) In 1997, Lund introduced the X-Step, a fiberglass custom truck step designed with a smooth, sculpted finish to blend with current vehicle styles. The X-Step is manufactured with a white, gel coat finish that can be easily painted to match the color of the vehicle.

SPORTBOARD(R) AND SPORTSTEP(R) In 1993, Deflecta-Shield entered the market for light truck running boards with its acquisition of the Fibernetics product line, a line of premium molded fiberglass running boards for pick-up trucks, mini-vans and sport utility vehicles. Manufactured of reinforced fiberglass and available in a variety of original factory colors, Deflecta-Shield markets its full length running board products under the SportBoard name and its pick-up truck step boards under the SportStep name.

The 1994 acquisition by Deflecta-Shield of Delta III provided a complement to the existing line of fiberglass running boards. Delta III manufactures an extensive line of treadplate aluminum and extruded aluminum running boards. In addition to running boards, Delta III manufactures a full line of treadplate aluminum and extruded aluminum pick-up bed protection products.

SPORTREND(TM) In 1996, Deflecta-Shield introduced an ABS running board with an exclusive body-mount attachment system. The paintable thermoformed polymer shell is reinforced with an extruded aluminum sub-frame that provides enough rigidity to permit a person to stand anywhere along the length of the board. Also in 1996 Deflecta-Shield introduced paintable fender flares that are molded from ABS material. These products are marketed under the Sportrend name and can be combined to complete an integrated styling package. With its fiberglass, aluminum and ABS running boards, the Company believes it offers the most complete running board program in the industry.

TONNEAU COVERS

The Company entered into the tonneau cover market in 1994 with the acquisition of certain assets of Innovative Accessories, Inc. It currently markets five styles of tonneau covers, which are each designed to protect the bed of a pickup truck. These product lines currently are:

HATCHBACK(TM) The Hatchback is a uniquely designed cab-extending tonneau cover that incorporates the features and functions of an automobile trunk with the benefits of a hard tonneau cover. The Hatchback is constructed of three individually molded pieces of fiberglass, assembled to make the smooth inner and outer surfaces. The Hatchback comes in a white gel-coat finish which can be painted to match the vehicle.

ADVANTAGE(TM) The Advantage tonneau cover is a black vinyl cover that is attached to the bed of a pickup truck to protect the cargo from the elements and to add a smooth look to the pickup. The cover attaches to the bed of the truck with the use of anodized aluminum rails that are clamped onto the bed. Rust-proof Insulsnaps(R) are used to attach the vinyl to the rail.

PREMIER(TM) The Premier tonneau cover is similar to the Advantage cover but has an upgraded bow design system that allows for easy removal of the bows. The Premier is available in a variety of colors to complement the color of the pickup.

ELITE(TM) The Elite tonneau cover is similar to the Advantage and Premier tonneau covers; however, it incorporates a unique zip closure which eliminates time consuming snap assembly.

SPORT COVER(TM) The Sport Cover, a fiberglass tonneau cover which can be painted to match the color of the pickup, was part of the Deflecta-Shield product line.

HEAVY DUTY TRUCK ACCESSORIES.

Through the acquisition of Deflecta-Shield, Lund acquired a line of products for heavy trucks, which are developed, manufactured and marketed at the Belmor facility in Chicago, Illinois. Management believes Belmor is the largest supplier of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks in the United States. Each of these product lines is (i) designed and developed in cooperation with major heavy truck manufacturers, (ii) built to individual model year specifications, and (iii) with few exceptions, the exclusive OEM-approved accessory sold to the OEM in that product category. These products are sold for substantially all makes and models of U.S.-made heavy trucks. Function is emphasized to a greater degree in the manufacturing of Belmor's heavy truck products than its light truck accessories.

HEAVY TRUCK BUG DEFLECTORS. Heavy truck bug deflectors are designed to provide air deflection to keep truck windshields cleaner, reduce driver fatigue, and prevent chipping of paint on truck fenders.

Belmor's heavy truck bug deflectors are manufactured and marketed primarily under the Aeroshield(TM) name. The Aeroshield I is a traditionally-styled flat vertical deflector manufactured from Lexan, mounted in an aluminum channel and available in five colors. The Aeroshield II is an aerodynamically designed bug deflector manufactured from Lexan and mounted in a bright-dipped, anodized aluminum base that attaches on top of the truck hood to provide a sleek, original equipment look. The Aeroshield III is a high-end stylish deflector made of molded, UV-fade resistant acrylic mounted in a black ABS plastic base. In addition, the Aeroshield III has an accessory, the Aero Mask(R), a black ABS plastic mask which attaches using existing holes and hardware and which provides front end protection against rocks, chips and scratches. In 1994, Belmor introduced Aeroshield-Plus, an aerodynamically designed shield for heavy trucks. To satisfy the market need for a mid-priced aerodynamic shield, Belmor introduced the Aeroshield Wave in early 1996.

A Mustache Shield(R) is a contoured bug deflector designed to fit the sloping hood of certain model trucks. Belmor also manufactures heavy truck Universal Sider Shields, a pair of 19" one-sized Lexan deflectors, which mount vertically on the truck front.

BUG SCREENS AND ROCK GUARDS. Bug screens are used primarily during the warmer months of the year to keep bugs and road debris from reaching the radiator of a truck. Bug screens are constructed of light weight aluminum or fiberglass screen mesh and are often included in a new truck package. They are snapped on the front of the truck and are generally replaced about every other year at a heavy truck dealer. Rock guards are heavy fabricated metal screens installed inside the truck engine compartment in front of the radiator and designed to protect the radiator and engine against damage from rocks and other road debris. Rock guards are installed on many truck models as a standard part. Belmor is the largest supplier of bug screens and rock guards in the United States.

Two types of bug screens are offered: aluminum mesh and fiberglass mesh bug screens. Aluminum bug screens are constructed of light weight aluminum screen mesh material with vinyl binding. Fiberglass bug screens are lower-priced products, manufactured of black fiberglass mesh with flexible vinyl binding and can be easily folded and stored when not in use. Belmor also offers a designer series of fiberglass bug screens with designs such as the American Flag, Confederate Flag, Canadian Flag, company names, fleet logos or truck manufacturers' logos in various color schemes.

Rigid frame rock guards are premium-priced grille protectors constructed of heavy gauge aluminum screen mesh with a rigid metal frame.

WINTERFRONTS. Winterfronts are snap-on vinyl covers for the radiator grille on the front of a truck and are used to regulate the air intake of the truck's engine during cold weather. By installing a winterfront, a driver can maintain proper engine operating temperature in cold weather and increase the amount of heat available to warm the cab of the truck. Belmor is the largest supplier of winterfronts in the United States.

Three basic styles of winterfronts are offered by Belmor: fixed opening winterfronts, adjustable opening winterfronts and "V" opening winterfronts. The styles of winterfront selected for a heavy truck depends on the manufacturer, model and engine type of the truck. The Company has a United States patent on its center opening winterfront, an innovative product developed to reduce engine wear. Fixed center opening winterfronts were developed in response to technological changes in heavy truck engines. In some cases, hardware to attach the winterfronts to the truck is sold separately. Winterfronts are sold in standard white vinyl or can be custom silk screened with company names, fleet logos or with truck manufacturers' logos.

INTERIOR TRIM PARTS. Belmor also manufactures and sells interior panels and trim items to certain manufacturers of heavy trucks, and replacement trim kits for certain models to heavy truck dealers. Replacement trim kits are offered for certain Ford, Navistar and Mack heavy truck models. Interior trim products sold to heavy truck manufacturers include door panels, roof panels, side panels, sleeping curtains, door pockets, dash boards, headliners, carpets and floor mats. A dielectric heat sealing process is utilized in manufacturing interior trim products with sheet vinyl, foam and fiberboard as primary raw materials. Interior trim products sold directly to OEM customers are installed on the truck during assembly. Replacement trim kits are sold through heavy truck dealers, are designed for the do-it-yourself market and are sold as an affordable method to upgrade a worn interior and increase the resale value of a truck.

OTHER EXTERNAL APPEARANCE ACCESSORIES

The Company also designs, manufactures and sells other external appearance accessories. The Company's other external appearance accessories currently are:

CAB EXTENDERS AND BODY ACCESSORIES Lund designed and began selling cab extenders in the 1980s, and other body accessories in the 1990s.

FASTBACK(R) The Fastback is a cab spoiler designed to enhance the appearance of a pickup truck by extending the lines of the cab. It also acts like a visor for the back of the cab and provides a bar on which accessory lights may be mounted. This product line is available with solid or cutout side panels and has a white gel-coat finish which can be painted to match the vehicle.

RACERBACK(TM) The Racerback cab fairing is similar to the Fastback except that it raises above the cab line with a streamlined spoiler effect and fastens to the truck cab and roof. The Racerback also allows for the use of a tonneau cover. The Racerback comes in a white gel-coat finish which can be painted to match the vehicle.

WINDJAMMER(TM) The WindJammer is a stylish rear window air deflector that helps prevent the build-up of dirt on the rear window of vans, minivans and sport utility vehicles. The WindJammer is available in smoke acrylic or paintable plastic.

TAILMATE(TM) The TailMate is a fiberglass rear valance that is mounted below a pickup truck's tailgate, providing a smooth look to the back of the vehicle. The TailMate comes in a white gel coat finish which can be painted to match the vehicle.

WIDESIDES(TM) WideSides are fiberglass fender extensions which attach to the rear wheel wells of a pickup truck, giving a vehicle a "dual-tire" look. WideSides extend the body panel by approximately four inches and are offered in a nine inch super-wide size for Chevrolet(R) pickup trucks. WideSides come in a white gel-coat finish which can be painted to match the vehicle.

GATEKEEPER(TM) The GateKeeper tailgate protector adheres to the top edge of a pickup truck's tailgate, protecting it from scratches and dents. The GateKeeper is made from flexible PVC and is sold in black.

SHADOW(TM) WIPER COWL The Shadow Wiper Cowl hides the windshield wipers and creates the appearance of a lowered cab, known as a "chopped look." The Shadow is available in smoke or a paintable clear finish.

RUNNINGMATE(TM) REAR EXTENDER The RunningMate Rear Extender is used to complement the Company's running board line by extending the look of the running boards to the rear portion of the fender. The RunningMate Extender is made of ABS black polymer plastic and can be painted to match the vehicle.

BACKDRAFT(TM) TAILGATE SPOILER The BackDraft tailgate spoiler is a designed black ABS polymer spoiler that can be attached to the tailgate of a pickup using 3M(R) tape.

GRILLE INSERTS Lund entered the market for grille inserts when it acquired the Cold Front(R) product line in 1990. Lund developed the Screen Front(TM) product line in 1991.

COLD FRONT(R) The Cold Front custom grille insert snaps into the grille of a light truck to give a stylish "backed-out look" and to provide it with fast engine warm-up and even engine temperature in cold weather. The Cold Front consists of solid Lexan panels which come in a smoke color.

SCREEN FRONT(TM) The Screen Front custom grille insert is similar to the Cold Front except that it consists of perforated Lexan panels that are used to screen bugs and road debris from the grille. The Screen Front is sold in a smoke color and can be painted to match the vehicle.

HEADLIGHT, TAILLIGHT AND SIDE WINDOW STYLING COVERS In 1992, Lund introduced its Eclipse(TM) line of styling covers for headlights and taillights and the Eclipse Side Window Styling Covers in 1993. The Eclipse product lines are:

ECLIPSE HEADLIGHT AND TAILLIGHT STYLING COVERS The Eclipse headlight and taillight styling covers are solid in design and can be easily mounted without tools or drilling, either by snapping in place or by using a patented mounting system offered by the Company. The Eclipse headlight styling covers are available in smoke and paintable clear, and the Eclipse taillight styling covers are available in smoke.

ECLIPSE SLOTTED TAILLIGHT STYLING COVERS The Eclipse slotted taillight styling covers provide a distinctive look and can be easily mounted using double-sided industrial tape. This product comes in a paintable black finish.

ECLIPSE SIDE WINDOW STYLING COVERS The Eclipse side window styling covers provide a distinctive look for many domestic and imported extended cab pickup trucks. These covers attach to the side window using double-sided industrial tape. The Eclipse side window styling covers come in smoke or a paintable black finish.

CRUISER(TM) In 1995, Deflecta-Shield introduced a line of light truck vent-shields and Lexan Cruiser Headlight Covers. These products complement the existing line of slotted Cruiser Taillight Covers.

CARGO TRAYS AND FLOOR MATS Lund entered the market for cargo trays and floor mats with the introduction of two new products in 1994. These products are used to protect the interior floor of vehicles. Lund's cargo trays and floor mats are manufactured using a special blend of polymers and recycled rubber.

SPORTLINER(TM) CARGO TRAY The SportLiner cargo trays are used to protect the storage areas of sport utility vehicles and minivans and are manufactured on the Company's vacuum-forming machine. This product is available in a variety of colors to match the interior of the vehicle.

SPORTMAT(TM) FLOOR TRAY SportMats are designed to protect the interior floor space of a light truck and are also manufactured on a vacuum-forming machine. This product is available to match the SportLiner Cargo Trays.

Deflecta-Shield also markets at a cargo mat, a formed rubber mat to protect the floor space in the cargo area of sport utility vehicles.

MISCELLANEOUS Through Deflecta-Shield's acquisition of Fibernetics, Deflecta-Shield acquired a line of body styling accessories, including full flare van running boards, van tops, ground effects, rear wings and air dams.

Delta III manufactures a complete line of high quality treadplate aluminum pick-up truck tool boxes under the trade name Challenger(TM).

In 1996, Deflecta-Shield introduced Sports Caps(TM), an ABS bed rail protector; Sports Shades(TM), an ABS window shade for the rear side windows of extended cap pickups; and Scorcher(TM), two tailgate spoilers manufactured from either modified acrylic or aluminum. Deflecta-Shield also offers other light truck product accessories such as fiberglass cab extenders, aluminum side rails, chrome tie downs and rear air deflectors.

LIGHT TRUCK SUSPENSION PRODUCTS The 1994 acquisition of Trailmaster by Deflecta-Shield resulted in the addition of a full line of products for lifting or lowering vehicles. Trailmaster is best known for its Matched Systems Technology approach, under which each Streetmaster brand lift kit is engineered to include all the system's components. In 1996, Trailmaster introduced the SSV(TM) self-adjusting shock absorber that provides "on-the-fly" ride adjustability.

Manufacturing Process

The Company's products are generally manufactured from fiberglass, vinyl or plastic sheets composed of polyester, ABS plastic, acrylic, polycarbonate or reinforced vinyl. Product lines representing a majority of the Lund's sales are manufactured from laminated fiberglass and polyester resin, making these the predominant raw materials currently used by the Lund. Deflecta-Shield is one of the largest purchasers of General Electric Plastics Lexan branded polycarbonate sheet plastic in the United States and uses the General Electric Plastics Lexan brand name in its advertising and packaging. The raw materials used by the Company are available from a number of suppliers, except for Lexan, which is only available from General Electric Plastics. The Company believes that in the event of a shortage or significant delay in the delivery of any raw materials used in its manufacturing processes, alternative vendors could be found to supply such materials or alternative materials (including alternatives for Lexan plastic), and that the shortage or delay would not be expected to have a significant impact on the Company's financial condition or results of operations.

Fiberglass products, such as Lund SunVisors, Fastbacks and RunningMates, are manufactured largely by hand using production molds to form a 1/8" fiberglass laminate into product shapes. The edges are then machine trimmed and hand sanded for a smooth finish.

Plastic products, including the Solar and Lunar visors, FrontRunner, WindJammer and the Eclipse product lines, are manufactured from plastic sheets utilizing drape-forming and vacuum-forming processes. In the drape-forming process, a plastic sheet is cut into custom flat shapes, known as blanks. These blanks are heated in a computerized conveyor oven and formed into products by draping the heated blanks over molds. In the vacuum-forming process, a plastic sheet is heated and formed over a mold using vacuum pressure in a thermo-forming machine.

Tonneau covers, including the Premium and Advantage lines, are manufactured from a reinforced vinyl tonneau cover material and aluminum extrusion. The cover material is cut and sewn to fit each application and the aluminum is cut to size to match.

To supplement its internal manufacturing at its Anoka, Minnesota, facility, Lund relies on independent contract manufacturers. The Company qualifies each manufacturer and works closely with it to assure the timely delivery of products that meet the Company's specifications. The Company generally retains ownership of the tooling used to produce a product line, with the understanding that it will remove the tooling from the manufacturer's plant at the termination of the manufacturing relationship. The Company expects that, with the added manufacturing capability provided by Deflecta-Shield, the Company will be able to decrease its reliance on contract manufacturers.

Deflecta-Shield's products are manufactured in five different locations, each of which utilizes a variety of manufacturing processes. In addition, the Indianola, Iowa facility is used as corporate headquarters and distribution and warehouse.

Longmont, Colorado The Longmont, Colorado plant is the principal manufacturing facility for molded bug deflectors. The principal manufacturing activity in this plant is thermoforming of Lexan, modified acrylic plastic, and acrylic plastic in a process that combines computer controlled ovens and an automated conveyor system. The facility also serves as a principal moldmaking operation for Deflecta-Shield. The Longmont facility has been awarded a Q1 quality rating from Ford and a Gold Pentastar award from Chrysler.

Compton, California The principal manufacturing activities at the Compton, California plant are fiberglass molding, thermoplastic vacuum forming and moldmaking. A variety of Fibernetics brand products are manufactured here, including fiberglass molded full flare running boards and van tops which are sold to van converters in the western United States and certain custom fiberglass and vacuum-formed parts for other vehicle manufacturers. In December 1997, Deflecta-Shield moved its Corydon, Iowa plant operations to the Compton facility. Manufacturing operations in this facility included the manufacture of fiberglass products, routing of plastic sheet, cutting of extruded aluminum channels for bug deflectors, assembly and thermoforming of bug deflectors and other accessories, and packaging of products. The primary fiberglass products manufactured in the Compton facility are the SportBoard running boards, SportStep step boards and SportVisors. The Compton facility also includes a painting facility and tool shop.

Chicago, Illinois The Chicago, Illinois plant houses the heavy truck products business. Manufacturing processes in the Chicago plant include (i) vinyl and fiberglass screen cut and sew and silk screening operations for the manufacture of winterfronts and bug screens; (ii) metal fabrication for heavy truck bug deflectors and rock guards; (iii) kits and components; and (iv) vacuum forming of various accessories and components. The Chicago plant was awarded a Q1 quality rating from Ford in July 1993. Since that time, the facility has added Freightliner's Masters of Quality, Volvo's ISO-9000 and Military Spec. MIL-I-145208 to its quality awards.

Coldwater, Michigan The Coldwater, Michigan facility houses the Trailmaster and Streetmaster brand product lines. This facility serves as the assembly and distribution center as well as the research and development center for Trailmaster.

Sturgis, Michigan The primary products manufactured at the Sturgis, Michigan facility include Challenger aluminum brand tool boxes and aluminum running boards as well as extruded products.

Marketing and Sales

The Company sells its light truck accessories through a national distribution system utilizing an in-house sales staff and independent manufacturer's representatives. Lund has three in-house regional sales managers who oversee 13 independent manufacturer's representative organizations employing approximately 60 sales representatives. Deflecta-Shield's Autotron Products ("Autotron"), a division of DFM, Trailmaster, and Fibernetics are primarily responsible for their own sales and marketing activities. The balance of the sales and marketing programs are developed and coordinated from its corporate headquarters which includes three sales directors, who in turn oversee 20 independent representative organizations. The Company's staff and the independent manufacturer's representatives sell the Company's products to warehouse distributors, dealer expediters, automotive specialty chain stores, converters and catalog companies.

While the light truck accessory market is highly fragmented, the Company believes that there is a trend among distributors and retailers to prefer suppliers who provide well-recognized brand names, customer service and a broad product line that accommodates "one-stop shopping." In addition, the Company believes there is a trend toward computerized ordering and therefore offers its customers access to ordering through Electronic Data Interchange (EDI).

Virtually all of the Company's sales are from product lines sold in the United States and Canada. The Company delivers a majority of its light truck accessories to warehouse distributors and retailers by truck from its manufacturing and warehouse facilities in Anoka, Minnesota, Indianola, Iowa, Coldwater,

Michigan, Sturgis, Michigan and Oklahoma City, Oklahoma, as well as from independent warehouses in Toronto, Ontario and Los Angeles, California.

In the light truck accessory market, warehouse distributors and performance warehouse distributors have traditionally been the primary channels for high quality aftermarket accessories. Warehouse distributors often stock a broad line of aftermarket products in multiple warehouse locations, and sell to independent auto parts stores, auto repair stores and service stations. Performance warehouse distributors specialize in aftermarket products designed to improve the performance of a vehicle and sell to similar retailers and installers.

Additionally, the Company sells its product to a variety of other customers, including: (i) dealer expediters, who provide aftermarket accessories and installation services to automotive dealers; (ii) automotive specialty chain stores, which are larger multi-location retail auto parts stores that frequently purchase aftermarket products on a direct basis from manufacturers; (iii) catalog companies, which purchase aftermarket products directly from manufacturers and sell through catalogs distributed to a variety of customers, including consumers and automotive dealers; and (iv) automobile and light truck OEMs, including customers such as Ford, Chrysler and Toyota, who purchase specialized aftermarket accessories directly from accessory manufacturers and sell these products through their parts distribution divisions to their dealer networks.

Consumers purchase light truck accessories through a variety of distribution channels. The majority of the Company's light truck accessories are purchased by consumers at retail auto parts stores. These stores may be independent or part of automotive specialty chains. In most retail stores, the consumer has a choice of only one or two manufacturers' product lines in the categories in which the Company competes. Some retailers offer installation services for accessories. In other instances, the retailer may refer the consumer to a service garage or the consumer will install the accessory himself. Consumers may also purchase light truck accessories through mail order catalogs, at automotive dealers' parts departments or at automotive dealers as an add-on accessory installed at the time of a new truck purchase.

The Company believes that an increasing percentage of sales of light truck accessories are being made by automotive parts retail chains, and that the Company needs to intensify direct marketing efforts to such chains. The Company intends to focus significant marketing efforts to such chains, while maintaining its traditional strong relationships with warehouse distributors. While Lund's sales to OEMs and retailers have not been significant to date, the Company expects that sales to such customers will increase, as the Company focuses marketing efforts on such channels. In addition, the acquisition of Deflecta-Shield gives the Company increased OEM sales and improved access to retail chains.

The Company's marketing program is focused on developing high profile new products, creating excitement around its broad product offering and building brand name equity.

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

Consumer advertising for Lund product is focused on building brand name equity through getting the "Lund Look". The program utilizes consumer magazines targeted to the street truck enthusiasts, off-road enthusiasts, sportsmen, tow vehicle owners and family vehicle markets.

Promotion plays a critical role in exposing the "Lund Look" to the consuming public. An example is Lund's sponsorship of the nationally televised "Lund Look 275" NASCAR(R) Craftsman Super Truck Series Race. In addition, Lund participates in other enthusiast events through team sponsorships in racing, off-roading and fishing and through the use of "Lundmobiles". Lundmobiles consist of various light trucks that have been customized with Lund products to illustrate the ultimate extent of the "Lund Look". Lundmobiles appear at numerous consumer and trade shows, are used in all Lund advertisements, are featured in consumer magazine editorials and are utilized by retailers and distributors to create consumer excitement.

In addition, Lund has developed a network of Authorized Dealers that currently consists of over 9,000 retail businesses and a certified dealer program that consists of 3,000 car dealerships. Lund communicates directly with these dealers regarding new product introductions, promotions, selling tools and selling techniques.

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

Deflecta-Shield's in-house marketing and sales department, which is located at the Indianola, Iowa, facility manages the light truck aftermarket accessory marketing and sales efforts for all locations except Autotron, Trailmaster and Fibernetics. This department's responsibilities include: (1) managing and supporting the 20 manufacturers' representative organizations; (2) creating and implementing marketing plans; (3) developing, purchasing and monitoring advertising, including cooperative advertising and promotional campaigns; (4) developing and implementing sales programs; (5) designing and creating product catalogs, price lists and other marketing materials; (6) managing trade show scheduling and other marketing materials; (6) managing trade show scheduling and exhibits; (7) designing and coordinating retail packaging materials; and (8) providing market research and input into new product development plans.

A variety of marketing tools are utilized to increase awareness of Deflecta-Shield's products and promote its brands and sales of its light truck accessories at the retail level. Deflecta-Shield designs and develops product catalogs, price/application lists and other product literature which it distributes directly and through its independent manufacturers' representatives. In addition, point-of-purchase displays are developed and provided to retailers of Deflecta-Shield's products. These displays feature miniature versions of various products and highlight their respective features and benefits. Advertising campaigns are also conducted by Deflecta-Shield in light truck enthusiast magazines such as FOUR WHEELER, FOUR WHEEL AND OFFROAD and SPORT TRUCK. Cooperative advertising programs are offered to retailers which feature accessory products in their advertising.

Belmor's heavy truck products are sold in the United States primarily (i) through OEM direct ship programs involving approximately 2,800 heavy truck dealers, (ii) directly to the heavy truck manufacturers and (iii) directly to heavy truck OEM parts distribution centers. The heavy truck products customers include every major heavy truck manufacturer in the United States, including Freightliner, Navistar, Paccar (including both Kenworth and Peterbilt), Volvo-White-GMC, Ford, Mack, Marmon and Western Star.

Participation in OEM direct ship programs allows telephone sales representatives to speak directly to heavy truck dealers on a frequent basis. Heavy truck dealers order accessories directly from Belmor and the product is shipped directly to dealers. Invoices for the orders are sent to the aftermarket parts divisions of the heavy truck OEMs which pay for their dealers' orders and bill the dealers separately. An outbound telemarketing program and an inbound customer service staff are located in Chicago, Illinois to service Belmor's heavy truck dealer customer base.

Belmor ships its accessory products directly to heavy truck dealers that include the products in new truck accessory packages and sell the products as replacement parts. Products are sold to heavy truck OEM parts distribution centers which stock accessories and in turn supply the OEMs' dealers. Belmor also sells and ships its heavy truck products directly to heavy truck OEMs which install these products on or include them with new trucks. A manufacturer's representative is engaged in connection with sales to Paccar and Freightliner.

CUSTOMER SERVICE

Lund's customer service department is located in the Anoka, Minnesota facility. Lund's customer service department manages inbound orders and order processing for both customers and consumers of Lund product.

Deflecta-Shield has three customer service departments. The light truck accessory customers are serviced by an inbound customer service department located in Indianola, Iowa and a combination inbound-outbound customer service and telemarketing department in the Sturgis, Michigan facility. These departments process all light truck customer orders. The heavy truck products are serviced by a telemarketing and customer service department located in the Chicago, Illinois facility.

PRODUCT DEVELOPMENT

Enhancement of its existing products and the development of new products are essential for the Company's long-term growth and success in the light truck and heavy truck product markets. New products ideas are generated by senior management, the marketing and product development staffs, manufacturers' representatives and through suggestions from customers and outside consultants.

Development of new products is managed by a team of engineers located in the Anoka, Minnesota and Longmont, Colorado facility. The product development team is responsible for the design, engineering and development of new products, including assessing feasibility, manufacturing cost parameters and lead times.

Moldmakers are employed at the manufacturing facilities in Anoka, Minnesota, Longmont, Colorado, and Compton, California. The moldmaking staff is responsible for the manufacture, repair and maintenance of the tooling used in the manufacture of the thermoformed, vacuum formed and fiberglass products. The Company believes that the size and capabilities of its moldmaking staff contribute significantly to the ability to quickly bring new product ideas to market. The length of the new product development cycle for the Company's products (from concept to initial production) varies, but is typically between nine and 18 months.

Certain of these functions and facilities may be consolidated in the future, as the Company intends to create efficiencies through integration and consolidation of Deflecta-Shield's operations and facilities.

RETURNS AND WARRANTY CLAIMS

Lund has a return to stock policy which generally limits returns to three percent of prior year's sales. For returns above this percentage, customers are typically required to pay a fifteen percent restocking fee or place significant offsetting orders. Lund provides limited lifetime warranties against manufacturing defects on its products. In fiscal 1997, 1996, and 1995, Lund had warranty expense of $1,110,440, $778,239, and $510,624, respectively, which represented 2.6%, 1.7% and 1.1% of net sales, respectively. For the six months ended December 31, 1997 and 1996, Lund had warranty expense of $514,665 and $427,355, respectively, which represented 2.6% and 2.1% of net sales, respectively. The warranty expenses have been higher on certain product lines such as the Solar and Lunar Visors and Interceptors. Management believes it has addressed issues with these product lines.

SEASONALITY AND BACKLOG

The Company's sales and earnings pattern is seasonal, with approximately 55% of the sales historically taking place during the first and second calendar quarters. Typically, the second quarter is the larger of the two. During the fiscal years ended June 30, 1997, 1996 and 1995, approximately 52.1%, 55.4% and 53.2% of its net sales and approximately 57.9%, 60.8% and 51.1% of its net income was realized during the first and second calendar quarters, respectively. The Company anticipates that, in future years, the Company will again experience the historical pattern of 55% of sales in the first two calendar quarters. Lund addresses its seasonally slower periods in the fall and winter by offering extended terms, typically ranging from an extra thirty to ninety days to allow the customer to carry higher levels of inventory.

The Company does not consider its backlog as of any given date as a meaningful measure of future business, because its customers generally require rapid shipment of orders. Lund's backlog as of December 31, 1997 was $1,397,741, compared to $1,102,975 on December 31, 1996.

COMPETITION

The Company's industry is highly competitive. The Company believes that competition in the industry is based on brand name recognition, quality, design, breadth of product line, price, service and packaging. Certain of the Company's competitors and potential competitors, including manufacturers of light trucks, have greater financial or other resources than the Company. There are no significant technological or manufacturing barriers to entry into the Company's business. While the Company has many competitors for most of its product lines, it believes that in the United States it has one of the broadest offerings of appearance accessories in the light truck market along with the strongest brand names and that it occupies a leading position in its major product categories.

INTELLECTUAL PROPERTY

The Company generally seeks to obtain patent protection, shape/design trademarks and brand trademarks for its products. Lund holds more than 20 patents, expiring at various dates from 1998 to 2010, generally related to product design or mounting procedures. In addition, the Company owns various federally registered and common law trademarks, including the LUND SUNVISOR and a shape/design mark, respectively, in the distinctive "hawk-like" design, incorporated in a majority of the Company's visor products.

Deflecta-Shield owns numerous domestic and foreign trademarks and trade names used in its business, including Deflecta-Shield(R), SportBoard(R), SportStep(R), Sport Shield(R), Sport Cap(R), Mirage(R), Ultima(R), Vision Visor(R), Trailmaster(R), 4-Way(R), Aero Mask(R) and Mustache Shield(R). There are pending applications for federal regulation of certain trademarks including Magnum(TM), Sportrail(TM) and Thermofront(TM). Deflecta-Shield believes that the reputation attached to such trademarks and trade names as a whole is of material importance to the businesses in which they are used. Deflecta-Shield also has several domestic and foreign patents which, in the aggregate, are not of material importance to the business. These patents will expire by the year 2006.

The Company has aggressively enforced its patents and trademarks and intends to do so in the future. The Company believes that by aggressively enforcing its patents and trademarks it deters other manufacturers from attempting to copy its products or selling lesser quality products at lower prices.

GOVERNMENT AND ENVIRONMENTAL REGULATION

The Company is not subject to the jurisdiction of any major regulatory agency in the United States on a regular basis. However, like all manufacturers of consumer products, the Company is subject to federal, state and local regulations concerning consumer products, the environment, and occupational safety and health. The Company believes that its operations currently comply in all material respects with these laws and regulations. In general, the Company has not experienced any difficulty complying with such regulations, and compliance has not had a material effect on the Company's business.

The Company is subject to various federal, state and local environmental laws and regulations. The Company believes that its operations currently comply in all material respects with applicable laws and regulations. The Company believes that the trend in environmental litigation and regulation is toward stricter standards that may result in higher costs for the Company and its competitors. Such changes in the law and regulations may require additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be of material amounts. Costs for environmental compliance and waste disposal have not been material to the Company in the past.

EMPLOYEES

As of March 2, 1998, the Company employed 865 people, none of whom are represented by a labor union. The Company believes its employee relations are good and that its future success will depend in large part upon the continued service of its key production, sales, marketing and management personnel, and its ability to identify and hire additional appropriately skilled, highly qualified technical, marketing and managerial personnel. The Company has not suffered a work stoppage or slowdown in the last ten years.

RELATIONSHIP WITH HARVEST PARTNERS, INC.

The Company is party to an Amended and Restated Governance Agreement (the "Governance Agreement") with LIH and LIH II, affiliates of Harvest Partners, and is party to a Services Agreement with Harvest Partners (the "Services Agreement").

The Governance Agreement provides that LIH and LIH II (collectively, the "LIH Entities") shall not, and will not permit any of their Associates or Affiliates (as defined in the Governance Agreement) to, beneficially own collectively more than 2,561,293 shares (the "Permitted Shares") of the Company's voting Common Stock; provided, however, that this restriction shall not apply in the event of a tender or exchange offer for 50% or more of the total outstanding voting securities of the Company that is initiated by a party other than the Company, the LIH Entities, any of their Affiliates or Associates, or any person acting in concert with the LIH Entities or any of their Affiliates or Associates. The number of Permitted Shares shall be increased to include the number of shares of Common Stock into which the shares of Class B-1 Common Stock are converted. The Agreement also provides that the Company can issue shares of its Common Stock directly to the LIH Entities or their Affiliates or Associates with the approval of a majority of the Company's Independent Directors. In addition, the Agreement provides that, prior to its termination, the LIH Entities, and each Affiliate or Associate thereof which acquire shares of the Company's Common Stock pursuant to the terms of the Agreement, will not transfer beneficial ownership of such shares to any other Affiliate or Associate unless such third party becomes a signatory to the Agreement.

The Governance Agreement further provides that the number of directors comprising the Company's Board of Directors shall be seven, including one individual nominated by LIH (Harvey Wertheim); one individual nominated by LIH II (Ira Kleinman); the Company's Chief Executive Officer; and four independent directors.

The Governance Agreement provides that the Company and the LIH Entities shall use their best efforts to cause the composition of the Company's Board of Directors to continue to reflect the same proportion of directors selected by the LIH Entities, independent directors and management set forth above. The Agreement also provides that in the event that the aggregate number of shares of the Company's Common Stock owned by the LIH Entities and any of their Affiliates or Associates falls below 50% of the number of shares of such stock originally acquired by LIH, LIH's right to nominate an individual to the Company's Board of Directors terminates. If the holdings of the LIH Entities in the Company fall below 5% of the number of shares of the Company's Common Stock, LIH II's right to nominate an individual to the Company's Board of Directors terminates.

Finally, the Governance Agreement provides that approval by the Company's Board of Directors of certain corporate transactions requires the affirmative vote of a majority of the directors, which majority includes the LIH II Director. Such matters include, but are not limited to, the following: (i) any amendment to the Certificate of Incorporation or Bylaws of the Company; (ii) any acquisition of another business; (iii) any extraordinary sale, lease, transfer or other disposition of the Company's assets, the book value of which exceeds 2% of the consolidated assets of the Company; (iv) any reclassification, combination, split or similar event involving any debt or equity securities of the Company;
(v) any declaration or payment of dividends or distribution with respect to shares of the Company's capital stock; and (vi) any incurrance of indebtedness not in the ordinary course of the Company's business if the aggregate amount of such indebtedness, on a consolidated basis, exceeds $5,000,000. The Governance Agreement terminates on September 9, 2000.

The Services Agreement provides that Harvest Partners will provide the Company with services from time to time as requested by the Company's Board of Directors. Such services shall include, but not be limited to, (i) generally assisting the Company with respect to financial and business matters as the Company's financial advisor; (ii) recommending and assisting the Company in implementing a general strategy in connection with the Company's accomplishing its business plan and anticipated growth; (iii) assisting the Company in its efforts to structure and negotiate acquisition and dispositions of assets or business units; (iv) if necessary, locating equity partners and structuring the terms of any such equity investment; (v) communicating with the Company's lenders and stockholders, including assisting the Company in the coordination of its investor relations services; (vi) structuring and negotiating refinancings and other lending or borrowing transactions relating to the Company financial services as Harvest Partners and the Company shall deem necessary and appropriate. The term of the Services Agreement is three years, subject to certain contingencies.

As full payment for all services provided by Harvest Partners to the Company pursuant to the terms of the Services Agreement, the Company has agreed to pay to Harvest Partners a quarterly fee based on achievement of cumulative earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as follows:

           Year           Annual Payment        Annualized EBITDA Target
           ----           --------------        ------------------------
             1               $150,000                $4.0 million
             2               $250,000                $5.5 million
             3               $400,000                $7.0 million

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The executive officers and key employees of the Company are as follows:

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

JAY M. ALLSUP, 40, joined the Company in October 1993 as the Director of Finance and was appointed Chief Financial Officer in June 1994, and Treasurer in November 1997. From April 1989 to October 1993, he was the Chief Financial Officer and Treasurer of Standun, Inc., a manufacturing holding company.

BRADLEY W. ANDRESS, 43, joined the Company in October 1995 as Vice President of Marketing. From August 1985 to October 1995, Mr. Andress held various positions, including Vice President of Marketing and Vice President of Sales, at Plastics, Inc. and Anchor-Hocking Plastics, a manufacturer of household storage containers and microwave cookware accessories and a division of the Newell Companies.

KENNETH L. HOLBROOK, 42, joined the Company in March 1998 as Vice President of Sales. From February 1992 to February 1998, Mr. Holbrook was the Vice President of OEM and Aftermarket Sales for Bestop, Inc., a manufacturer of sport utility vehicle soft and hard top systems, associated accessories and seating systems, where he oversaw sales of over $126 million worldwide. From February 1987 to February 1992, he was an OEM Sales Representative for Bestop, Inc.

KATHY R. SMITH, 36, joined the Company in May 1989 and since April 1990 has served as Executive Assistant to the Chief Executive Officer. Ms. Smith was named Corporate Secretary and Investor Relations Officer of the Company in February 1994.

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

Item 2.    PROPERTIES

The Company manufacturers its products in a mix of owned and leased facilities. Lund utilizes two facilities for all of its manufacturing and distribution, while Deflecta-Shield utilizes several facilities which manufacture a particular product line. Both Lund's and Deflecta-Shield's primary light truck manufacturing facilities are located in new space. The Company believes that the existing facilities have more than sufficient capacity to meet its needs and intends to investigate the consolidation of certain facilities. In that regard, the Company expects to close its Oklahoma City facilities. The following chart details the facilities of the Company:

---------------------------------------------------------------------------------------------------------------
                                                                       Size        Leased/
       Principal Use of Facilities                  Location         (Sq. Ft.)      Owned      Lease Expires
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing, Executive Offices and
Warehouse                                    Anoka, MN                 228,000        Own
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing                                Oklahoma City, OK          32,000       Lease   February 28, 2003
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Warehouse                                    Oklahoma City, OK          10,000       Lease   June 30, 1998
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Distribution and Offices                     Indianola, IA             129,200         Own
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing                                Corydon, IA                68,000         Own
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing and Distribution               Longmont, CO               42,900       Lease   November 1, 2000
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing                                Longmont, CO                5,200       Lease   May 1, 1999
------------------------------------------- ----------------------  ----------- ----------- --------------------
Manufacturing                                Longmont, CO               12,600       Lease   Monthly
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Offices and Engineering                      Longmont, CO               10,000       Lease   Monthly
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing, Distribution and Offices      Chicago, IL                92,800         Own
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing                                Chicago, IL                48,000         Own
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing, Distribution and Offices      Compton, CA                77,200       Lease   June 30, 2001
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing                                Compton, CA                10,000       Lease   June 15, 1998
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Assembly, Distribution and Offices           Coldwater, MI              44,400       Lease   April 30, 1998
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Distribution and Offices                     Sturgis, MI                47,000       Lease   August 31, 1999
-------------------------------------------  ---------------------  -----------  ----------  ------------------
Manufacturing, Distribution and Offices      Howe, IN                   95,100         Own
-------------------------------------------  ---------------------  -----------  ----------  ------------------

The Company anticipates no difficulty in retaining occupancy of any of its leased facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

Item 3.    LEGAL PROCEEDINGS

The Company is involved in several legal proceedings in which Trailmaster is a defendant.

Scott Ford v. Trailmaster et. al. is a negligence/products liability lawsuit pending in Allegheny County, Pennsylvania. The suit arises from an accident which occurred on February 12, 1994. The plaintiff is paralyzed and alleged that this resulted from a broken neck suffered as a result of the accident. The Company believes it has valid defenses and that insurance coverage is adequate to cover any adverse judgment.

Olney v. Trailmaster et al. is a product liability suit filed in Superior Court of King County, Washington. The case arose out of a high speed intersection collision, in which plaintiff's Toyota rolled as a result of the impact. The plaintiff was not wearing a seat belt, was ejected and severely injured and remains in a persistent vegetative state. Plaintiff is in the course of taking depositions. The Company believes it has valid defenses, but the law of the State of Washington provides a risk of joint and several liability. Consequently, there is no assurance that the Company will not suffer an adverse verdict which will exceed insurance coverage limits.

Nyilos v. Trailmaster is a negligence/products liability lawsuit pending in the Circuit Court of Macomb County, Michigan. The suit arises from a single vehicle roll-over accident on October 1, 1994. The complaint states that the plaintiff's vehicle was equipped with a suspension lift system manufactured by Trailmaster that failed while the plaintiff was operating his vehicle in a careful and prudent manner. Plaintiff has failed to comply with certain court orders and the Company believes that it has no material exposure under this action.

Schmidt v. General Motors Corporation, et. al. is a wrongful death suit in the District Court of Starr County, Texas. Trailmaster is a defendant. The suit arises from a single vehicle roll-over accident which occurred on January 1, 1995. The complaint alleges that the equipment was unreasonably dangerous as it was designed and marketed. There has been little activity on this case in 1997 and, although the ultimate outcome cannot yet be determined, the Company believes that it has valid defenses and intends to vigorously defend the suit.

The Company is also subject to additional litigation in the ordinary course of its business, but the Company believes that none of such matters are likely to have a material impact on the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 13, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the number of directors was set at seven and the following persons were elected directors of the Company: David E. Dovenberg, Ira D. Kleinman, William J. McMahon, Robert R. Schoeberl, Dennis W. Vollmershausen and Harvey J. Wertheim. Lawrence C. Day, whose name was not submitted to the stockholders for election, was appointed to the director vacancy by the Board of Directors.

In addition, stockholders were asked to amend the Company's 1992 Non-Employee Director Stock Option Plan. The vote on such matter was as follows: 3,806,847 in favor, 204,100 opposed; 182,333 abstained. There were 200,690 broker "Non-Votes."

Finally, stockholders were asked to ratify the selection by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1998. The vote on such matter was as follows: 4,190,927 in favor; 5,785 against; 5,533 abstained. There were 191,725 broker "Non-Votes."

PART II.

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Holdings' Common stock is traded on the national-over-the-counter market and quoted on the Nasdaq Stock Market's National Market ("NASDAQ/NM") under the symbol ("LUND"). The following table sets forth, for the periods indicated, the range of bid prices per share for Holdings as reported on the NASDAQ/NM.

                      Six months ended                              Years ended June 30,
                      December 31, 1997    ------------------------------------------------------------------------
                         Bid Prices                 1997                     1996                    1995
                         ----------                 ----                     ----                    ----
                                                 Bid Prices               Bid Prices              Bid Prices
                                                 ----------               ----------              ----------
                      High        Low         High         Low         High        Low         High         Low
                   ------------------------------------------------------------------------------------------------
First Quarter          --          --        $14.25      $10.50      $21.00      $16.00       $19.25      $16.00
Second Quarter         --          --         13.00       10.75       18.50       10.25        20.75       15.75
Third Quarter        14.625       9.50        13.75       11.25       14.00       11.50        23.25       16.00
Fourth Quarter       14.25       11.50        13.25        9.50       15.75       11.75        23.00       19.00


As of December 31, 1997, there were 168 Holdings stockholders of record. The Company estimates that an additional 2,100 stockholders own stock held for their account at brokerage firms and financial institutions.

Holdings has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.

Item 6.    SELECTED FINANCIAL DATA

                                                                         Years ended June 30,
                                             -----------------------------------------------------------------------------
                            Six months
                               ended
                         December 31, 1997        1997            1996            1995             1994            1993
                         -----------------        ----            ----            ----             ----            ----
Net sales                 $ 19,523,308       $ 43,304,927    $ 46,423,208    $ 47,383,663     $ 36,395,124    $ 26,125,011
Income (loss) before
  income taxes                (484,513)         3,129,520       7,054,916      10,656,750        8,120,822       6,025,674
Income tax
  (benefit)   expense         (120,928)           933,786       2,432,754       3,676,579        2,842,289       2,094,928
Net income (loss)             (363,585)         2,195,734       4,622,162       6,980,171        5,278,533       3,930,746
Basic and diluted net
  income (loss) per
  share                           (.08)               .50            1.05            1.58             1.20             .90
Total assets               144,027,462         41,444,706      40,319,605      36,706,198       21,127,377      15,203,422
Long-term liabilities       56,506,169          4,395,178       4,942,225       5,030,000               --              --
Total stockholders'
  equity                    62,513,640         32,852,922      30,507,269      25,504,025       18,068,750      13,019,752


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           For the six month periods ended December 31, 1997 and 1996 and for the years ended June 30, 1997, 1996 and 1995
                (dollars in thousands, except per share amounts)

GENERAL OVERVIEW:

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiary, Lund Industries, Incorporated ("Lund"), designs, manufactures, markets and distributes appearance automotive aftermarket accessories for light duty trucks, sport utility vehicles and vans. Lund is the world's leading supplier of automotive sunvisors, with an estimated 70% market share in this category. Lund currently has 34 product lines, classified as Visors, Bug Shields/Hood Protectors, Running Boards, Tonneau Covers, and Other Appearance Accessories.

On December 30, 1997, Holdings, through a wholly-owned subsidiary, acquired 98.8% of the outstanding common stock of Deflecta-Shield Corporation ("Deflecta-Shield") and acquired the balance of the outstanding common stock on February 27, 1998. With annual sales of over $70 million, Deflecta-Shield manufactures fiberglass, plastic and aluminum appearance accessories and also supplies suspension systems for light trucks and heavy trucks. Holdings paid $76.8 million for 100% of the outstanding shares of Deflecta-Shield at $16 per share, approximately $2.1 million for direct transaction costs, plus $9.4 million to retire Deflecta-Shield's long-term debt outstanding on December 30, 1997. The acquisition was accounted for under the purchase method of accounting. The acquisition of Deflecta-Shield had no impact on Holdings' results of operations for the six month period ended December 31, 1997 because the initial closing of the transaction occurred on December 30, 1997.

In September 1997, Holdings' Board of Directors approved a change in its fiscal year end from June 30, to December 31, with a six month transition period ending on December 31, 1997.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship to net revenue of certain items in the Company's consolidated statement of operations for the periods indicated:

                                                              PERCENTAGE OF NET SALES
                                   Six months ended December                             Years ended June
                               -----------------------------------     ---------------------------------------------------
                                     1997               1996                 1997               1996             1995
                                     ----               ----                 ----               ----             ----
Net sales                           100.0%             100.0%               100.0%             100.0%           100.0%
Gross profit                         33.7               33.9                 34.1               37.9             42.3
General and administrative           11.0               10.2                 10.1                8.5              8.3
Selling and marketing                15.9               14.8                 14.6               12.4             10.3
Research and development              3.7                3.0                  3.0                2.4              2.0
Non-recurring transaction
  expenses                            6.0
Income (loss) from operations        (2.9)               5.9                  6.4               14.6             21.7
Other income, net                      .4                 .9                   .8                 .6               .8
Income tax expense (benefit)          (.6)               2.3                  2.1                5.2              7.8
Net income (loss)                    (1.9)               4.5                  5.1               10.0             14.7


The following table sets forth Lund's product line net sales as a percentage of net sales for the product lines indicated:

                                                               PERCENTAGE OF NET SALES
                                    Six months ended December                            Years ended June
                               -----------------------------------    -----------------------------------------------------
                                     1997                1996               1997                1996              1995
                                     ----                ----               ----                ----              ----
Visors                               33.7%               32.6%              30.8%               36.2%             43.4%
Bug shields/hood
  protectors                         23.1                23.7               23.8                24.1              23.9
Running boards                       14.4                19.6               20.0                18.0              14.4
Tonneau covers                       10.1                 5.9                6.5                 2.3              --
Other  appearance
  accessories                        18.7                18.2               18.9                19.4              18.3
                               ---------------    ---------------     --------------     ---------------    ---------------
Total net sales                     100.0%              100.0%             100.0%              100.0%            100.0%
                               ===============    ===============     ==============     ===============    ===============

NET SALES: Net sales decreased 5.9% for the six month period ended December 31, 1997 to $19,523, compared to $20,752 for the six month period ended December 31, 1996. The decrease in net sales resulted primarily from lower unit sales of 31.9% for the running board product category and 24.2% for Lund's Interceptor(TM) hood shield product line. Sales of running boards were negatively impacted by industry trends toward changes in both styling and attachment. In response to these trends, Lund began shipping its newly designed X-Step(TM) running board in the first quarter of 1998. In addition, competitive pricing pressure over the past year reduced sales on the Interceptor hood shield line. Lund has recently introduced two low-end shields which were designed to compete in this price-sensitive market; however, the new product lines are in the early stages of release and did not have a significant impact on net revenues for the six month period ended December 31, 1997.

Net sales decreased 7.0% to $43,305 for the fiscal year ended June 30, 1997, compared to $46,423 for the fiscal year ended June 30, 1996. Net sales decreased 2.0% for the fiscal year ended June 30, 1996 compared to net sales of $47,384 for the fiscal year ended June 30, 1995. The net sales decreases resulted primarily from lower sales of visor lines, which decreased by 20.7% and 17.9%, for the fiscal years ended June 30, 1997 and 1996, respectively, compared to the previous fiscal years. Management believes decreased sales in the visor category resulted principally from Lund's customers delaying visor orders in anticipation of new visor lines and design, production and shipping delays in these new lines.

As prices for Lund's products remained relatively stable or, in some cases, increased, the decreases in net sales resulted only from lower unit sales, and not from any price reductions.

COST OF GOODS SOLD AND GROSS PROFIT: Gross profit for the six month period ended December 31, 1997 was 33.7%, compared to 33.9% for the six month period ended December 31, 1996. The decrease in gross profit reflected the continued pricing pressure related to the Interceptor hood shield line, lower volume and higher freight costs, which were offset by operating efficiencies realized with the internalization of outside production, principally in the fiberglass area, and a product mix favoring higher margin products.

Gross profit for the fiscal years ended June 30, 1997, 1996 and 1995 were 34.1%, 37.9% and 42.3%, respectively. The decreasing gross profit during these periods primarily resulted from an increased percentage of sales of lower gross profit products, higher raw material plastic prices, warranty claims, principally on acrylic products, higher facility and lease costs, and higher fixed costs as a percentage of net sales due to lower production and shipping volumes. Gross profit during the fiscal year ended June

30, 1997 were also impacted by production and material inefficiencies caused by the introduction of a new quality program.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2,146, or 11.0% of net sales, for the six month period ended December 31, 1997, compared to $2,117, or 10.2% of net sales, for the six month period ended December 31, 1996. The slight increase in general and administrative expenses resulted primarily from higher salary expenses and third party consulting expenses incurred related to the implementation of Lund's new computer system.

General and administrative expenses were $4,386, or 10.1% of net sales, for the fiscal year ended June 30, 1997, $3,943, or 8.5% of net sales, for the fiscal year ended June 30, 1996 and $3,933, or 8.3% of net sales, for the fiscal year ended June 30, 1995. The increase in general and administrative expenses during the fiscal year ended June 30, 1997 was primarily caused by administrative expenses for the Oklahoma tonneau cover facility and expenses associated with evaluating the Company's strategic alternatives. These increases were offset by lower bad debt expense. The lower net sales amounts during these periods added to the increase as a percentage of net sales.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3,103, or 15.9% of net sales, for the six month period ended December 31, 1997 compared to $3,065, or 14.8% of net sales, for the six month period ended December 31, 1996. The increase primarily resulted from increased customer advertising costs and display expenses offset by lower new product support and promotional sponsorship costs.

Selling and marketing expenses were $6,332, or 14.6% of net sales, for the fiscal year ended June 30, 1997, $5,750, or 12.4% of net sales, for the fiscal year ended June 30, 1996 and $4,888, or 10.3% of net sales, for the fiscal year ended June 30, 1995. Increases in these costs were due to higher customer advertising and display expenses, general advertising and printing costs, new product support costs, promotional sponsorship costs and salary expenses. The lower net sales amounts during these periods added to the increase as a percentage of net sales.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $722, or 3.7% of net sales, for the six month period ended December 31, 1997, compared to $631, or 3.0% of net sales, for the six month period ended December 31, 1996. Higher costs were due to increased personnel and new product support and application development.

Research and development expenses were $1,290, or 3.0% of net sales, for the fiscal year ended June 30, 1997, $1,109, or 2.4% of net sales, for the fiscal year ended June 30, 1996 and $934, or 2.0% of net sales, for the fiscal year ended June 30, 1995. The increases during these periods were due to increased product support and application development.

NON-RECURRING TRANSACTION EXPENSES: On September 19, 1997, Harvest Partners, Inc. a private investment firm, purchased 38% of Holdings' outstanding shares of common stock from the former Chairman of the Board and his family. In connection with the transaction, the Company recorded a pre-tax non-recurring charge of $1,174. This charge includes $600 paid to the former Chairman of the Board for a covenant not to compete and severance and $574 for investment banking, legal, accounting and other related expenses.

OTHER INCOME, NET: Other income, net, was $84, or .4% of net sales, for the six month period ended December 31, 1997 compared to $195, or .9% percent of net sales, for the six month period ended

December 31, 1996. With the acquisition of Deflecta-Shield, which resulted in Holdings incurring substantial new long-term debt and using its entire balance of unrestricted marketable securities to finance the acquisition, the Company expects to incur substantially higher interest expense and generate minimal interest income in 1998.

Other income, net, was $364, or .8% of net sales, for the fiscal year ended June 30, 1997, $258, or .6% of net sales, for the fiscal year ended June 30, 1996 and $379, or .8% of net sales, for the fiscal year ended June 30, 1995, with fluctuations primarily due to interest expense on debt.

INCOME TAX EXPENSE (BENEFIT): The Company recorded a tax benefit of $121 for the six month period ended December 31, 1997 resulting in an effective income tax rate of 25.0%. For the six month period ended December 31, 1996, the Company's effective tax rate was 34.5%. The effective tax rate for the six months ended December 31, 1997 was less than effective tax rates experienced in prior periods due to the non-deductibility for tax purposes of certain of the costs incurred related to the non-recurring transaction described previously. The Company expects that its effective tax rate in 1998 will be substantially higher than prior years and higher than the statutory federal income tax rate of 34.0% due to the amortization of the non-tax-deductible goodwill recorded in connection with the acquisition of Deflecta-Shield and the elimination of tax exempt interest generated from marketable securities used to finance the acquisition.

The Company's effective income tax rates for the fiscal years ended June 30, 1997, 1996 and 1995 were 29.8%, 34.5% and 34.5%, respectively.

OUTLOOK: The acquisition of Deflecta-Shield brings to Holdings significant capabilities with new product lines and operational strengths to address new market channels. Historically, Lund distributed its products principally through warehouse distributors. With increased sales of light duty trucks over the past few years, both the national automotive retailers and the original equipment manufacturers ("OEM") are participating in the distribution of automotive appearance accessories. The consolidation of Lund and Deflecta-Shield provides the ability to integrate Lund's design and marketing strengths with Deflecta-Shield's operational and engineering strengths, allowing the Company to effectively participate in the traditional warehouse distributor as well as the automotive retail and OEM channels.

The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to retail and OEM channels. This has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the plastic product lines. Lund currently has a strong presence with the majority of the warehouse distributors. In addition, the Deflecta-Shield acquisition brings an increased OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors. Lund is currently rolling out a retail sales program to the major retail automotive chains, which are integrating accessories into their product lines. Management believes future growth will come from both OEM and retail channels and through maintaining a leadership position with the warehouse distributors.

The automotive accessory market is currently going through significant consolidation in both the manufacturing and distribution areas. The Company expects to take advantage of this consolidation with both new product development and acquisitions to become the market leader in all product categories in which it competes. The long-term goal of the Company is to become the low cost producer by increasing product line sales volume through acquisition, product line rationalization and facility consolidation to improve capacity utilization. This effort will be enhanced by improved plant efficiencies, consolidation of purchasing and quality improvements through improved engineering and QS9000 initiatives.

While the Company remains committed to continued growth through acquisitions, the Company currently is not actively engaged in negotiations regarding any acquisitions.

During 1998, Holdings will incur expenditures to maximize the synergistic benefits it hopes to obtain from the Deflecta-Shield acquisition by consolidating and internalizing bug shield production, consolidating operations with Deflecta-Shield's existing cut and sew operations, integrating information systems into a single platform, centralizing accounting and combining the aftermarket marketing and sales functions. The full potential of the Deflecta-Shield acquisition savings will not be realized until 1999 at the earliest.

EFFECTS OF INFLATION: Although increases in costs of certain materials and labor could adversely affect the Company's operations, Lund generally has been able to increase its selling prices to offset increased costs. Price competition, however, particularly in the plastic product lines, could affect the ability of Lund to increase its selling prices to reflect such increased costs. In general, management believes that the relatively moderate inflation over the last few years has not had a significant impact on Lund's net sales, but that increasing raw material prices and labor costs have had an impact on gross profit.

FINANCIAL CONDITION: Holdings' consolidated balance sheet at December 31, 1997 reflects the Company's initial acquisition of 98.8% of the outstanding common stock of Deflecta-Shield.

                                               December 31, 1997        June 30, 1997          June 30, 1996
                                             -----------------------------------------------------------------
Cash and marketable securities
  (including restricted cash)                    $    7,913             $   13,944             $   11,371
Total current assets                                 52,466                 30,339                 29,519
Total assets                                        144,027                 41,445                 40,320
Total current liabilities                            25,008                  4,197                  4,870
Total long-term debt
  (excluding current maturities)                     52,927                  4,130                  4,590
Working capital                                      27,458                 26,142                 24,649
Current ratio                                      2.1 to 1               7.2 to 1               6.1 to 1
Stockholders' equity                                 62,514                 32,853                 30,507
Stockholders' equity to total liabilities           .8 to 1               3.8 to 1               3.1 to 1


LIQUIDITY: Prior to the acquisition of Deflecta-Shield, Holdings' net cash provided by operating activities provided sufficient cash to meet working capital and investment needs. Net cash provided by operating activities was $363 and $2,210 for the six month period ended December 31, 1997 and 1996, respectively, and was $4,528 and $3,010 for the fiscal years ended June 30, 1997 and 1996, respectively.

Net cash used in investing activities during the six month period ended December 31, 1997 was $63,945 reflecting the impact of the acquisition of Deflecta-Shield. Cash used to finance the acquisition was $76,079, net of cash acquired.

Net cash provided by financing activities for the six month period ended December 31, 1997 was $70,094. The financing activities reflect the $40,879 proceeds from Holdings' tender loan facility with Heller financial and $30,000 of proceeds from the issuance of common and preferred stock to an affiliate of Harvest Partners, Inc. to finance the acquisition of Deflecta-Shield.

The Company's cash and temporary cash investments at December 31, 1997 were substantially used to settle Deflecta-Shield's stock options outstanding on December 30, 1997, and to pay direct acquisition costs accrued at December 31, 1997.

CAPITAL:

With respect to financing related to the acquisition of Deflecta-Shield, see
Note 4 to the Notes to the Consolidated Financial Statements.

During fiscal 1995, Holdings entered into a long-term financing agreement for the first time in its history. On September 1, 1994, the City of Anoka, Minnesota offered a $5,450 series of Industrial Development Revenue Bonds on behalf of Lund, with sequential annual maturities which began on September 1, 1995 and will continue through 2004, bearing interest rates between 6.0% and 6.5%, depending upon maturity. The proceeds were used to build Lund's new facility and acquire production machinery and equipment. The agreement contains certain covenants which, among other things, require Holdings to maintain a minimum level of interest coverage, fixed charge coverage and maximum ratio of debt to capitalization. The bonds also contain limitations related to mergers or acquisitions. Management expects Lund will be able to meet such covenants, based solely on Lund's financial statements.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund working capital growth, anticipated capital expenditures not financed through operating leases and required debt repayments for the foreseeable future. Acquisitions less than $5,000 can be financed under the Acquisition Line. Larger acquisitions would require re-negotiation of the current facility or a new credit facility. No assurance can be given that such financing would be available.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 130 REPORTING COMPREHENSIVE INCOME, in 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from non-owner sources. The only adjustment to Holdings' net (loss) income to arrive at comprehensive income in recent years has been unrealized holding gains (losses) on marketable securities.

The Financial Accounting Standards Board issued SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131, but has not determined if it will present segment information beyond the one segment currently presented. SFAS No. 131 is required to be adopted effective with year-end 1998 reporting.

YEAR 2000 COMPLIANCE

The Company has already begun the necessary software conversion and programming modifications necessary to comply with the Year 2000 computer software issues for significant portions of its software and computer systems. Lund does not expect these activities to materially impact earnings.

Costs to be incurred related to the conversion of Deflecta-Shield systems to the Lund Year 2000 compliant systems are estimated to be approximately $700,000, of which a portion will be capitalized and the remainder will be charged to earnings over the next eighteen months.

FORWARD LOOKING STATEMENTS

Statements made herein relating to future financial results, the effects of the acquisition, company operations, trends and market analysis, among others, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. Among the factors that could cause anticipated results of the acquisition to differ materially are the following: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate the two companies or to control costs associated with such integration; and the representations, warranties and covenants made in the merger agreement proving to be materially untrue. In addition, both Lund's and Deflecta-Shield's business and operations (and anticipated results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                           CONSOLIDATED BALANCE SHEETS

                       ASSETS                                       DECEMBER 31,          JUNE 30,           JUNE 30,
                                                                        1997               1997                1996
                                                                   --------------     --------------     --------------
Current assets:
     Cash and temporary cash investments                           $    6,790,130     $      277,740     $    1,643,416
     Restricted cash                                                    1,123,354          1,393,146          1,096,709
     Marketable securities                                                   --           12,273,163          8,630,649
     Accounts receivable, net                                          21,450,255          8,325,739          9,933,366
     Inventories                                                       17,993,562          6,611,761          6,351,279
     Deferred income taxes                                              3,517,253            743,900            815,600
     Other current assets                                               1,591,465            713,617          1,047,776
                                                                   --------------     --------------     --------------
        Total current assets                                           52,466,019         30,339,066         29,518,795

Property and equipment, net                                            20,621,004          7,310,357          6,906,446
Intangibles, net                                                       68,777,920          2,223,420          2,355,424
Restricted cash and marketable securities                                 594,902            580,242            777,919
Other assets                                                            1,567,617            991,621            761,021
                                                                   --------------     --------------     --------------
        Total assets                                               $  144,027,462     $   41,444,706     $   40,319,605
                                                                   ==============     ==============     ==============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                       $    7,521,318     $    1,861,446     $    2,289,763
     Accrued expenses                                                  15,786,335          1,698,815          1,723,902
     Income taxes payable                                                    --              176,345            416,446
     Long-term debt, current portion                                    1,700,000            460,000            440,000
                                                                   --------------     --------------     --------------
        Total current liabilities                                      25,007,653          4,196,606          4,870,111

Long-term debt, less current portion                                   52,927,067          4,130,000          4,590,000
Deferred income taxes                                                   2,352,239               --                 --
Other liabilities                                                       1,226,863            265,178            352,225

Commitments (Note 6)

Stockholders' equity:
     Preferred stock, $.01 par value;
        authorized 2,000,000 shares;
        1,493,398 issued and outstanding                                   14,934               --                 --
     Common stock, $.10 par value;
        authorized 25,000,000 shares; issued and
        outstanding 5,268,370 at December 31, 1997,
        4,393,970 at June 30, 1997 and
        4,391,970 at June 30, 1996, respectively                          526,837            439,397            439,197
     Class B common stock, $.01 par value;
        authorized 3,000,000 shares;
        none issued                                                          --                 --                 --
     Additional paid-in capital                                        30,884,301            986,675            975,875
     Unrealized holding gains (losses) on marketable securities              --                9,957            (60,442)
     Unearned deferred compensation                                       (57,092)           (91,352)          (159,872)
     Retained earnings                                                 31,144,660         31,508,245         29,312,511
                                                                   --------------     --------------     --------------
        Total stockholders' equity                                     62,513,640         32,852,922         30,507,269
                                                                   --------------     --------------     --------------
        Total liabilities and stockholders' equity                 $  144,027,462     $   41,444,706     $   40,319,605
                                                                   ==============     ==============     ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               YEARS ENDED
                                                          SIX MONTHS ENDED   -------------------------------------------------
                                                            DECEMBER 31,         JUNE 30,         JUNE 30,          JUNE 30,
                                                                1997              1997             1996              1995
                                                           -------------     -------------     -------------     -------------
Net sales                                                  $  19,523,308     $  43,304,927     $  46,423,208     $  47,383,663
Cost of goods sold                                            12,946,258        28,531,370        28,824,792        27,351,277
                                                           -------------     -------------     -------------     -------------
     Gross profit                                              6,577,050        14,773,557        17,598,416        20,032,386

Operating expenses
     General and administrative                                2,145,820         4,386,304         3,942,855         3,932,559
     Selling and marketing                                     3,103,005         6,332,003         5,749,668         4,888,045
     Research and development                                    722,234         1,289,655         1,108,750           934,076
     Non-recurring transaction                                 1,174,299              --                --                --
                                                           -------------     -------------     -------------     -------------
        Total operating expenses                               7,145,358        12,007,962        10,801,273         9,754,680
                                                           -------------     -------------     -------------     -------------
(Loss) income from operations                                   (568,308)        2,765,595         6,797,143        10,277,706

Other income (expense)
     Interest expense                                           (159,511)         (293,289)         (324,792)         (133,566)
     Interest income                                             306,433           694,857           601,362           613,359
     Other, net                                                  (63,127)          (37,643)          (18,797)         (100,749)
                                                           -------------     -------------     -------------     -------------
        Other income, net                                         83,795           363,925           257,773           379,044
                                                           -------------     -------------     -------------     -------------
(Loss) income before income taxes                               (484,513)        3,129,520         7,054,916        10,656,750
Income tax (benefit) expense                                    (120,928)          933,786         2,432,754         3,676,579
                                                           -------------     -------------     -------------     -------------

            Net (loss) income                              $    (363,585)    $   2,195,734     $   4,622,162     $   6,980,171
                                                           =============     =============     =============     =============

            Basic and diluted (loss) earnings per share    $       (0.08)    $        0.50     $        1.05     $        1.58
                                                           =============     =============     =============     =============

   The accompanying notes are an integral part of the consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended December 31, 1997 and years ended June 30, 1997, 1996 and 1995

                                        PREFERRED STOCK          COMMON STOCK                   UNREALIZED HOLDING
                                    ----------------------  ---------------------   ADDITIONAL    GAINS (LOSSES)     UNEARNED
                                     NUMBER OF    DOLLAR     NUMBER OF    DOLLAR      PAID-IN      ON MARKETABLE     DEFERRED
                                      SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL       SECURITIES     COMPENSATION
                                    ----------  ----------  ----------  ---------   -----------    -----------     ------------
Balance, June 30, 1994                    --          --     4,344,052  $ 434,405   $   306,858    $  (382,691)           --
Restricted shares issued                  --          --        42,500      4,250       456,475           --       $  (332,799)
Options exercised                         --          --         1,350        135         4,084           --              --
Net income                                --          --          --         --            --             --              --
Change in unrealized holding gains
  (losses) on marketable securities       --          --          --         --            --          232,335            --
Amortization of deferred
  compensation                            --          --          --         --            --             --            90,624
                                    ----------  ----------  ----------  ---------   -----------    -----------     -----------
Balance, June 30, 1995                    --          --     4,387,902    438,790       767,417       (150,356)       (242,175)
Restricted shares canceled                --          --       (15,000)    (1,500)      (10,423)          --            11,923
Options exercised                         --          --        19,068      1,907       218,881           --              --
Net income                                --          --          --         --            --             --              --
Change in unrealized holding gains
  (losses) on marketable securities       --          --          --         --            --           89,914            --
Amortization of deferred
  compensation                            --          --          --         --            --             --            70,380
                                    ----------  ----------  ----------  ---------   -----------    -----------     -----------
Balance, June 30, 1996                    --          --     4,391,970    439,197       975,875        (60,442)       (159,872)
Options exercised                         --          --         2,000        200        10,800           --              --
Net income                                --          --          --         --            --             --              --
Change in unrealized holding gains
  (losses) on marketable securities       --          --          --         --            --           70,399            --
Amortization of deferred
  compensation                            --          --          --         --            --             --            68,520
                                    ----------  ----------  ----------  ---------   -----------    -----------     -----------
Balance, June 30, 1997                    --          --     4,393,970    439,397       986,675          9,957         (91,352)
Issuance of preferred stock          1,493,398  $   14,934        --         --      18,906,418           --              --
Issuance of common stock                  --          --       874,400     87,440    10,991,208           --              --
Net loss                                  --          --          --         --            --             --              --
Change in unrealized holding gains
  (losses) on marketable securities       --          --          --         --            --           (9,957)           --
Amortization of deferred
  compensation                            --          --          --         --            --             --            34,260
                                    ----------  ----------  ----------  ---------   -----------    -----------     -----------
Balance, December 31, 1997           1,493,398  $   14,934   5,268,370  $ 526,837   $30,884,301    $      --       $   (57,092)
                                    ==========  ==========  ==========  =========   ===========    ===========     ===========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                      RETAINED
                                      EARNINGS      TOTAL
                                    -----------  -----------

Balance, June 30, 1994              $17,710,178  $18,068,750
Restricted shares issued                   --        127,926
Options exercised                          --          4,219
Net income                            6,980,171    6,980,171
Change in unrealized holding gains
  (losses) on marketable securities        --        232,335
Amortization of deferred
  compensation                             --         90,624
                                    -----------  -----------
Balance, June 30, 1995               24,690,349   25,504,025
Restricted shares canceled                 --           --
Options exercised                          --        220,788
Net income                            4,622,162    4,622,162
Change in unrealized holding gains
  (losses) on marketable securities        --         89,914
Amortization of deferred
  compensation                             --         70,380
                                    -----------  -----------
Balance, June 30, 1996               29,312,511   30,507,269
Options exercised                          --         11,000
Net income                            2,195,734    2,195,734
Change in unrealized holding gains
  (losses) on marketable securities        --         70,399
Amortization of deferred
  compensation                             --         68,520
                                    -----------  -----------
Balance, June 30, 1997               31,508,245   32,852,922
Issuance of preferred stock                --     18,921,352
Issuance of common stock                   --     11,078,648
Net loss                               (363,585)    (363,585)
Change in unrealized holding gains
  (losses) on marketable securities        --         (9,957)
Amortization of deferred
  compensation                             --         34,260
                                    -----------  -----------
Balance, December 31, 1997          $31,144,660  $62,513,640
                                    ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         YEARS ENDED
                                                                           SIX MONTHS ENDED ---------------------------------------
                                                                              DECEMBER 31,    JUNE 30,      JUNE 30,      JUNE 30,
                                                                                 1997           1997          1996          1995
                                                                              -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        $  (363,585)  $ 2,195,734   $ 4,622,162   $ 6,980,171
     Adjustments to reconcile net (loss) income to
        net cash provided by operating activities:
            Depreciation                                                          624,352     1,039,887       779,388       556,024
            Amortization                                                          122,120       284,164       128,813       116,159
            Deferred income taxes                                                  77,850        71,700      (136,800)     (106,700)
            Gain on disposal of property and equipment                            (11,984)      (38,000)      (17,065)      (43,529)
            Provision for (reduction in) doubtful accounts reserves                78,447       (43,248)      228,200        29,190
            Provision for (reduction in) inventory reserves                       190,479       150,077        52,895       (32,019)
     Changes in operating assets and liabilities, net of impact of aquisitions in the periods ended December 31, 1997 and June 30, 1996:
            Accounts receivable                                                (1,284,618)    1,650,875      (407,852)   (3,347,851)
            Inventories                                                          (382,708)     (410,559)   (1,123,971)   (2,836,781)
            Other current and other assets                                       (645,970)      321,329      (158,391)     (355,476)
            Accounts payable, trade                                               925,424      (428,317)     (836,466)    1,661,665
            Accrued expenses                                                    1,209,514       (25,087)     (146,034)      412,506
            Income taxes payable and receivable                                  (176,345)     (240,101)       25,320      (162,579)
                                                                              -----------   -----------   -----------   -----------
                        Net cash provided by operating activities                 362,976     4,528,454     3,010,199     2,870,780
                                                                              -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Deflecta-Shield common stock, net of cash acquired           (76,078,599)         --            --            --
     Purchase of marketable securities                                         (2,496,978)  (12,365,349)   (7,880,519)   (7,316,913)
     Proceeds from sales of marketable securities                              13,761,900     4,963,330     7,861,812     3,016,600
     Proceeds from redemptions of marketable securities                           998,284     3,829,904     2,504,006       370,951
     Purchases of property and equipment                                         (866,888)   (1,487,432)     (814,959)   (5,751,634)
     Proceeds from sales of property and equipment                                 11,984        81,634        76,822        59,094
     Change in restricted cash and marketable securities                          255,132       (98,760)      245,729    (2,120,357)
     Increase in note receivable to Innovative Accessories, Inc.                     --            --      (2,230,089)         --
     Innovative Accessories, Inc. acquisition costs                                  --            --        (114,341)         --
     Other investing activities                                                   470,336      (301,410)     (175,320)     (123,631)
                                                                              -----------   -----------   -----------   -----------
            Net cash used in investing activities                             (63,944,829)   (5,378,083)     (526,859)  (11,865,890)
                                                                              -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from tender loan facility                                        40,878,576          --            --            --
     Proceeds from issuance of common and preferred stock                      30,000,000        11,000       220,788         4,219
     Payment of long-term debt                                                   (460,000)     (440,000)     (420,000)         --
     Checks issued in excess of cash balances                                        --            --        (909,880)      909,880
     Proceeds from bond offering                                                     --            --            --       5,450,000
     Payment of other liabilities                                                 (24,333)      (87,047)         --            --
     Debt issuance costs                                                         (300,000)         --            --        (151,682)
                                                                              -----------   -----------   -----------   -----------
            Net cash provided by (used in) financing activities                70,094,243      (516,047)   (1,109,092)    6,212,417
                                                                              -----------   -----------   -----------   -----------

     Net increase (decrease) in cash and temporary cash investments             6,512,390    (1,365,676)    1,374,248    (2,782,693)

CASH AND TEMPORARY CASH INVESTMENTS:
     Beginning of period                                                          277,740     1,643,416       269,168     3,051,861
                                                                              -----------   -----------   -----------   -----------
     End of period                                                            $ 6,790,130   $   277,740   $ 1,643,416   $   269,168
                                                                              ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiary, Lund Industries, Incorporated ("Lund"), designs, manufactures and distributes aftermarket automotive accessories for light and heavy duty trucks, sport utility vehicles and vans. The following is a summary of the significant accounting policies used in the preparation of Holdings' consolidated financial statements:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

TEMPORARY CASH INVESTMENTS
Temporary cash investments consist of money market funds and certificates of deposit, which are stated at cost which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

RESTRICTED CASH
Restricted cash consists of cash held by a trustee, to which access by the Company is restricted in accordance with the Industrial Development Revenue Bonds loan agreement (Note 4).

MARKETABLE SECURITIES
Marketable securities consist of debt securities. Marketable securities are classified as available-for-sale securities and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings resulting in the establishment of a new cost basis for the security. Cost is determined on a specific identification basis.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Lund has established a reserve to record inventories at estimated net realized value. Inventory reserves are determined based on Lund's continuing analysis of inventory levels in excess of current requirements or considered to be obsolete.

REVENUE RECOGNITION
Revenue is recognized upon shipment of the product. Lund estimates and records provisions for sales returns and allowances based on its historical experience.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development costs are expensed as incurred.

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line or accelerated methods over their estimated useful lives. The useful lives of buildings, machinery and equipment and furniture and fixtures are 25-32 years, 5-7 years and 3 years, respectively. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

Costs for internally manufactured molds, tooling and dies relating to the hand-laid fiberglass product lines are expensed when incurred as their estimated useful life is less than one year. Purchases of externally manufactured molds, tooling and dies, and internally manufactured molds, tooling and dies related to the plastics and automated close mold fiberglass product lines are capitalized and amortized over the estimated life of the asset.

Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

AMORTIZATION OF INTANGIBLES
Intangibles, consisting mainly of goodwill, customer lists, patents and non-compete agreements, are amortized on a straight-line basis over their estimated lives. Costs incurred in applications for new patents and purchases of patents are capitalized and amortized over the life of the patent. Costs of defending and protecting company patents are expensed when incurred. Goodwill is amortized over twenty to forty years.

Quarterly, Holdings evaluates the recoverability of intangibles based on analyses of estimated future undiscounted cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period.

PRODUCT WARRANTY
Lund warrants its products that have been properly installed according to the instructions provided by Lund with a limited lifetime warranty which covers actual product failure. Lund accrues a liability for estimated warranty claims associated with products sold.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of receivables, payables, and accrued expenses approximate their fair value. The estimated fair value of long-term debt, which approximates the carrying value, was determined using current rates offered to Lund of issues with the same remaining maturity.

USE OF ESTIMATES
The preparation of Holdings' consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The most significant areas which require the use of management's estimates relate to allocation of purchase price of acquisitions to fair values of assets and liabilities, provision for doubtful accounts reserves, reserves for inventory obsolescence and accruals for warranty claims, customer rebates and advertising.

RECLASSIFICATIONS
Certain reclassifications have been made to the June 30, 1996 and 1995 amounts to conform to the June 30, 1997 presentation with no effect on previously reported net income or stockholders' equity.

2.       ACQUISITIONS
--------------------------------------------------------------------------------

DEFLECTA-SHIELD CORPORATION

Effective December 30, 1997, Holdings, through a wholly-owned subsidiary, acquired 98.8% of the outstanding shares of Deflecta-Shield Corporation ("Deflecta-Shield"). The remaining 1.2% of outstanding shares were acquired on February 27, 1998. Deflecta-Shield, headquartered in Indianola, Iowa, manufactures fiberglass, plastic and aluminum appearance accessories and also supplies suspension systems for light trucks and heavy trucks.

The aggregate purchase price of $78,919,000 represents cash paid of $76,800,000 for 100% of the outstanding shares of Deflecta-Shield at $16 per share and direct transaction costs of $2,119,000. The acquisition was financed using Holdings' available unrestricted cash and investments, borrowings under Holdings' tender loan facility and new consolidated loan facility and proceeds from the issuance of common and preferred stock. The aggregate purchase price excludes Deflecta-Shield's outstanding long-term debt on the date of acquisition of $9,354,000 which was paid off on February 27, 1998 using proceeds from Holdings' new consolidated loan facility.

As of December 31, 1997, the Company had paid $75,879,000 in cash to acquire 98.8% of the outstanding shares of Deflecta-Shield and incurred direct transaction costs of $2,119,000. On February 27, 1998, Holdings acquired the remaining 1.2% of outstanding shares for $921,000. The remaining amount of the payment of $921,000 for the outstanding shares is included as a component of other liabilities at December 31, 1997.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed and additional purchase liabilities based on the estimated fair values at the date of acquisition. Additional purchase liabilities recorded include $1,917,000 for severance and other restructuring costs associated with the shut down and consolidation of certain acquired facilities.

The severance accrual covers the termination of approximately 70 Deflecta-Shield employees who had duplicate positions in warehouse, manufacturing, sales, marketing and administrative functions. It is anticipated that restructuring activities related to the acquisition will be finalized during 1998. Any material differences between estimated accruals for restructuring activities and actual costs will be recorded as an adjustment to goodwill.

The estimated fair values of assets and liabilities acquired are summarized as follows (in thousands):

Cash                                            $      392
Inventories                                         11,190
Accounts receivable and other current
  assets                                            16,026
Property and equipment                              12,966
Customer lists and patents                           5,126
Goodwill                                            61,508
Accounts payable                                    (6,109)
Accrued settlement of stock options                 (3,463)
Accrued severance and restructuring costs           (1,917)
Long-term debt                                      (9,354)
Other liabilities                                   (7,445)
                                              ----------------
                                                   $78,919
                                              ================

Customer lists and patents valued at an aggregate amount of $5,126,000 will be amortized over ten years for customer lists and six years for patents. Goodwill, representing the excess of the purchase price over the net identifiable tangible and other intangible assets of $61,508,000, will be amortized over 40 years.

The results of operations of Deflecta-Shield are included in the accounts of Holdings commencing as of December 30, 1997, the date of acquisition. Deflecta-Shield's results of operations from the date of acquisition to December 31, 1997, were not material.

The following selected unaudited pro forma information is being provided to present a summary of the combined results of Lund and Deflecta-Shield as if the acquisition had occurred as of July 1, 1996, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Holdings had the acquired business operated as part of the Company for the periods presented.

(in thousands, except per-share amounts)

                                            Six months ended       Year ended
                                            December 31, 1997     June 30, 1997
                                           -------------------   ---------------
Net sales                                       $ 55,987           $ 114,682
Net (loss) income                                 (1,628)              1,494
Basic and diluted (loss) earnings per share         (.24)                .22

INNOVATIVE ACCESSORIES, INC.

During November 1995, Lund entered into an agreement to provide working capital funds and to market products for Innovative Accessories, Inc. ("Innovative"). In connection with this agreement, Lund provided a working capital note of $2,230,089.

During June 1996, Holdings acquired the assets and assumed certain liabilities of Innovative for a purchase price equal to the outstanding working capital note of $2,230,089, additional consideration and transaction costs, and future royalty payments to the former Innovative shareholders based upon future sales of Innovative.

The cost in excess of net tangible and identifiable intangible assets acquired, which consists principally of goodwill, was approximately $2,238,975. Goodwill is being amortized over 20 years. The acquisition has been recorded using the purchase method of accounting. Innovative's operating results have been included in Holding's consolidated operating results from the date of acquisition. The acquisition is not significant to Holding's overall results.

3.       OTHER FINANCIAL STATEMENT DATA
--------------------------------------------------------------------------------

ADVERTISING

Lund expenses the production and space costs of advertising the first time the advertising takes place, except for costs of direct response advertising, product catalogs and brochures, which are capitalized and amortized over the expected period of future benefits.

At December 31, 1997, June 30, 1997 and June 30, 1996, $124,676, $159,659 and
$257,153, respectively, of direct response advertising costs, product catalogs, and brochures were reported as other current assets, net of accumulated amortization. Advertising expense was $1,518,260, $2,738,285, $2,577,981, and $1,991,976 for the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

SELECTED BALANCE SHEET INFORMATION
                                              June 30,            June 30,
                                                1997                1996
                                          ----------------    ----------------
MARKETABLE SECURITIES
Amortized cost                              $ 12,263,206        $ 8,691,091
Gross unrealized holding gains (losses)            9,957            (60,442)
                                          ----------------    ----------------
Fair value                                  $ 12,273,163        $ 8,630,649
                                          ================    ================

Net realized (losses) gains included in net income (loss) for the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995 were ($28,815), $11,125, ($1,628), and $(160,108), respectively.

                                     December 31,     June 30,       June 30,
                                         1997           1997           1996
                                     ------------   ------------  -------------
ACCOUNTS RECEIVABLE
Trade accounts receivable             $22,989,229    $ 8,914,739   $10,653,366
Less allowance for doubtful accounts   (1,538,974)      (589,000)     (720,000)
                                     ------------   ------------  ------------
                                      $21,450,255    $ 8,325,739   $ 9,933,366
                                     ============   ============  ============

INVENTORIES
Raw materials                         $ 9,948,940    $ 3,309,440   $ 3,329,323
Work-in-process                         2,893,072        230,573       149,365
Finished goods                          5,151,550      3,071,748     2,872,591
                                     ------------   ------------  ------------
                                      $17,993,562    $ 6,611,761   $ 6,351,279
                                     ============   ============  ============
PROPERTY AND EQUIPMENT
Land                                  $   119,683    $    1,983    $     1,983
Building                               12,511,782      5,468,517     5,433,605
Machinery and equipment                10,312,066      3,941,882     2,730,718
Furniture and fixtures                  1,478,585      1,107,231       883,136
                                     ------------   ------------  ------------
                                       24,422,116     10,519,613     9,049,442
Less accumulated depreciation          (3,801,112)    (3,209,256)   (2,142,996)
                                     ------------   ------------  ------------
                                      $20,621,004    $ 7,310,357   $ 6,906,446
                                     ============   ============  ============

INTANGIBLES
Goodwill                              $63,377,200    $ 1,903,866   $ 1,835,916
Customer lists, patents and other       5,800,736        639,556       639,556
                                     ------------   ------------  ------------
                                       69,177,936      2,543,422     2,475,472
Less accumulated amortization            (400,016)      (320,002)     (120,048)
                                     ------------   ------------  ------------
                                      $68,777,920    $ 2,223,420   $ 2,355,424
                                     ============   ============  ============

ACCRUED EXPENSES
Settlement of Deflecta-Shield stock
  options                             $ 3,463,243
Acquisition transaction costs           3,509,736
Severance and other restructuring costs 1,916,507
Payroll and payroll related costs       2,120,131    $   360,323   $   320,266
Customer rebates                        1,044,400        397,016       422,783
Warranty                                1,344,732        324,189       196,578
Advertising                               612,085        245,792        77,739
Other, principally property taxes and
  accrued interest                      1,775,501        371,495       706,536
                                     ------------   ------------  ------------
                                      $15,786,335    $ 1,698,815   $ 1,723,902
                                     ============   ============  ============

The following provides supplemental disclosures of cash flow activity:

                                        Six months
                                          ended                  Years ended June 30,
                                       December 31,   -----------------------------------------
                                          1997           1997            1996           1995
                                       ------------   -----------     ----------     ----------
Cash paid during the period for:
  Income taxes                          $  19,515     $ 1,102,187     $2,544,234     $3,947,415
  Interest                                143,471         301,209        333,843         23,817


Significant non-cash investing and financing activities include the following:

Six months ended December 31, 1997:

* In connection with the acquisition of Deflecta-Shield (Note 2), Holdings assumed liabilities of $28,288,000.
* Accrued acquisition transaction costs of Holdings included in the purchase price of Deflecta-Shield were $1,526,233.
*    The change in unrealized holding gains on marketable securities was $9,957.

Year ended June 30, 1997:

* The change in unrealized holding gains on marketable securities was $70,399.

Year ended June 30, 1996:

* In connection with the acquisition of Innovative Accessories, Inc.(Note 2), a note receivable of $2,230,089 was converted to consideration for the purchase.
* The change in unrealized holding gains on marketable securities was $89,914.

Year ended June 30, 1995:

* The change in unrealized holding gains on marketable securities was $232,335.
* Restricted shares were issued for $460,725 less unearned deferred compensation of $332,799.

4.       LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt consisted of:

                                                December 31,       June 30,          June 30,
                                                   1997              1997              1996
                                              -------------     -------------     -------------
Tender loan facility                           $ 40,878,576
Deflecta-Shield revolving credit loan             9,353,818
Industrial Development Revenue Bonds,
  interest ranging from 6.0% to 6.50%
  due in annual installments through 2004         4,130,000       $ 4,590,000       $ 5,030,000
Other                                               264,673
                                              -------------     -------------     -------------
                                                 54,627,067         4,590,000         5,030,000
Less current maturities                          (1,700,000)         (460,000)         (440,000)
                                              -------------     -------------     -------------
Long-term debt                                 $ 52,927,067       $ 4,130,000       $ 4,590,000
                                              =============     =============     =============

Long-term debt maturities, which reflect the terms of the new consolidated loan facility described below, are as follows:


1998                                $  1,700,000
1999                                   3,720,000
2000                                   4,745,000
2001                                   5,680,000
2002                                  15,892,067
Thereafter                            22,890,000
                                   -------------
                                    $ 54,627,067
                                   =============

In connection with Holdings' December 30, 1997 acquisition of Deflecta-Shield, the Company obtained $42,000,000 in bridge financing in the form of a tender loan facility to acquire the majority of the outstanding shares of Deflecta-Shield. Holdings drew down $40,878,576 against this facility on December 30, 1997 to acquire 98.8% of the total outstanding shares of Deflecta-Shield.

On February 27, 1998, Holdings refinanced its tender loan facility with a new consolidated $87,000,000 loan facility. The consolidated loan facility includes two long-term notes ("Term A" and "Term B"), totaling $42,000,000, a revolving credit facility of $30,000,000 and an acquisition facility of $15,000,000. The $42,000,000 long-term notes require principal repayments as follows: 1998 - $1,200,000; 1999 - $3,200,000; 2000 - $4,200,000; 2001 - $5,100,000; 2002 -
$6,775,000; 2003 - $10,500,000; and 2004 - $11,025,000. The Company may
voluntarily prepay Term A, Term B or the acquisition facility within one to three days' notice to the lender. The Company must prepay the consolidated loan facility in an amount equal to 75% of excess cash flow, as defined by the debt agreement, within one hundred (100) days of each fiscal year end.

The revolving credit facility ("Revolver") is subject to limitations based on the lesser of $30,000,000 less the principal balance of the Industrial Development Revenue Bonds (the "Bonds") and any issued letters of credit, net of restricted cash, or a percentage of eligible receivables and inventories also adjusted for the principal balance of the Bonds and any issued letters of credit, net of restricted cash. Holdings drew down $12,138,052 against this facility on February 27, 1998. The Revolver terminates on December 31, 2002.

Borrowings under the $15,000,000 acquisition facility ("Acquisition Line") are subject to limitations of $5,000,000 per acquisition or a total of $7,500,000 per fiscal year. In addition, the consolidated total indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") ratio, as defined, considering both the Company and the acquiree has to be less than a ratio ranging from 4.0 to 1.0 through 2.75 to 1.0, depending on the date of acquisition. The acquisition facility loan commitment expires on December 31, 2000 and the loan terminates on December 31, 2004. The repayments of the loan are to be made in equal quarterly installments beginning on March 31, 2001 with termination and repayment of all principal on December 31, 2004. As of March 17, 1998, there were no borrowings on the Acquisition Line.

The consolidated loan facility's interest rates are locked between February 27 and August 31, 1998 at prime plus 1.25% and 1.5% for Term A and the Revolver, and Term B and the Acquisition Line, respectively. The LIBOR borrowing rates are also locked for the same time period at 2.5% and 2.75% for Term A and the Revolver, and Term B and the Acquisition Line, respectively. Thereafter, interest rates float between prime plus .5% to 1.5% for Term A and the Revolver, and prime plus 1% to 1.75% for Term B and Acquisition Line, with the interest rates based on a grid determined by the ratio of total indebtedness to pro forma EBITDA, as defined by the consolidated loan facility. The consolidated loan facility also allows for borrowings bearing interest at LIBOR rates plus 1.75% to 2.75% for Term A and the Revolver and LIBOR plus 2.25% to 3.25% for Term B and the Acquisition Line with pricing based on the ratio of total indebtedness to pro forma EBITDA. The prime rate and LIBOR rate at December 31, 1997 were 8.5% and 5.69%, respectively.

The Revolver and Acquisition Line require a commitment fee at the rate of .375% to .5% annually based on the total indebtedness to pro forma EBITDA ratio.

The consolidated loan facility contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, merger or consolidation, acquisitions and transactions with affiliates. In addition, Holdings must maintain minimum EBITDA levels and meet certain fixed charge, interest and indebtedness to EBITDA ratios.

The consolidated loan facility is collateralized by all of the consolidated assets of Holdings, excluding those assets which collateralize the Bonds. Additionally, the consolidated loan facility is collateralized by all of the capital stock of the subsidiaries of Holdings.

The Deflecta-Shield revolving credit loan is outstanding under a former facility which was repaid on February 27, 1998, as part of new borrowings under the consolidated loan facility, discussed above.

As of December 31, 1997, Lund had $4,130,000 of debt outstanding related to the Bonds. The Bonds contain certain covenants which, among other things, require Lund to maintain a minimum level of interest coverage, fixed charge coverage and maximum ratio of debt to capitalization. The Bonds also contain limitations related to mergers or acquisitions. The Bonds were issued to provide Lund with funding to finance the constructing and equipping of its new manufacturing facility, completed in 1995. The loan agreement restricts certain cash and marketable securities in accordance with the terms of the agreement.

Total restricted cash and marketable securities held pursuant to the Bond agreement at December 31, 1997 and June 30, 1997 and 1996, were as follows:

                                                December 31,       June 30,          June 30,
                                                    1997             1997              1996
                                                ------------     ------------     ------------
Restricted cash - current                        $ 1,123,354      $ 1,393,146      $ 1,096,709
Restricted cash and marketable securities
  long-term                                          594,902          580,242          777,919
                                                ------------     ------------     ------------
Total restricted cash and marketable
  securities                                     $ 1,718,256      $ 1,973,388      $ 1,874,628
                                                ============     ============     ============

5.       RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain members of the Company's Board of Directors during the six-month period ended December 31, 1997, and the fiscal years ended June 30, 1996 and 1995 had an ownership interest in another entity from which Lund purchases products and previously rented facilities. A summary of these items is as follows:

                          December 31,     June 30,        June 30,      June 30,
                              1997           1997            1996          1995
                          ------------   -----------    -----------    -----------
Rents - facilities                 --             --             --    $   351,447
Purchase of components    $ 1,030,768    $ 1,460,998    $ 1,667,982      1,336,268


In addition, during 1995, Lund leased some of its facilities and equipment from certain employees and/or stockholders of Lund under noncancelable operating leases. Total lease expense for these facilities, including real estate taxes and equipment rental in the fiscal year ended June 30, 1995 was $498,397.

6.       COMMITMENTS
--------------------------------------------------------------------------------

OPERATING LEASE COMMITMENTS

The Company has various noncancelable operating leases for certain facilities and certain equipment related to Lund's manufacturing facility and computer system. Total lease expense in the six-month period ended December 31, 1997, and for the fiscal years ended June 30, 1997, 1996 and 1995 was $404,903, $886,919,
$422,639, and $26,739, respectively.

Future minimum lease payments required under noncancelable operating leases are as follows:


1998                            $ 1,060,543
1999                                732,764
2000                                418,856
2001                                139,191
2002                                 76,800
Thereafter                           12,800
                               ------------
                                $ 2,440,954
                               ============

LITIGATION

Certain legal claims, suits and complaints have been filed or are pending against the Company arising out of the normal course of business. These claims are in the early stages of discovery and the ultimate outcome cannot be determined; however, the maximum amount of the claims are generally considered to be within the Company's insurance limits. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on Holdings' consolidated financial position.

7.       SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

During the six-month period ended December 31, 1997, and fiscal years ended June 30, 1997 and 1995, one of Lund's customers represented approximately 13.4%, 15.1% and 14.6%, respectively, of net sales. During the fiscal year ended June 30, 1996, none of Lund's customers represented over 10% of net sales.

At December 31, 1997, and at June 30, 1997 and 1996, one of Lund's customers represented approximately 11.3%, 35.6% and 17.6% respectively, of Lund's accounts receivable.

8.       INCOME TAXES
--------------------------------------------------------------------------------

The income tax (benefit) expense is summarized as follows:

                        Six months
                           ended                    Years ended June 30,
                        December 31,    ----------------------------------------------
                           1997             1997             1996             1995
                       ------------     ------------     ------------     ------------
Current:
  Federal              $   (183,778)    $    734,186     $  2,326,754     $  3,365,279
  Foreign                      --             26,900           21,800           24,000
  State                     (15,000)         101,000          221,000          394,000
                       ------------     ------------     ------------     ------------
                           (198,778)         862,086        2,569,554        3,783,279
Deferred:
  Federal                    70,550           65,300         (125,900)         (97,700)
  State                       7,300            6,400          (10,900)          (9,000)
                       ------------     ------------     ------------     ------------
                             77,850           71,700         (136,800)        (106,700)
                       ------------     ------------     ------------     ------------
                       $   (120,928)    $    933,786     $  2,432,754     $  3,676,579
                       ============     ============     ============     ============

The effective tax rate differs from the statutory federal income tax rate as follows:

Statutory federal income
  tax rate                         (34.0)%           34.0%          34.0%           34.0%
State income taxes,
  net of federal tax effect         (1.2)             2.3            2.1             2.4
Foreign Sales Corporation             --             (1.7)           (.6)            (.4)
Tax exempt interest                 15.8             (6.3)          (2.1)           (1.2)
Non-recurring transaction          (15.7)
  expenses
Other, net                          10.1              1.5            1.1             (.3)
                                --------------    -----------    ------------    -----------
                                   (25.0)%           29.8%          34.5%           34.5%
                                ==============    ===========    ============    ===========

Deferred taxes result from temporary differences in the recognition of revenue and expense for income tax and financial statement purposes. The sources of these differences and the related income tax effect are as follows:

                                    Six months                  Years ended
                                      ended                       June 30,
                                   December 31,  -------------------------------------------
                                      1997          1997            1996            1995
                                   ----------    ----------     ------------    ------------
Allowance for doubtful
  accounts                          $ (20,100)     $ 45,400      $  (69,600)     $   17,700
Inventory capitalization                   --        70,300         (59,200)         (4,400)
Accruals not currently
  deductible for tax purposes         (32,500)      (17,900)        (34,300)        (75,200)
Other, net                            130,450       (26,100)         26,300         (44,800)
                                   ----------    ----------     ------------    ------------
                                    $  77,850      $ 71,700      $ (136,800)     $ (106,700)
                                   ==========    ==========     ============    ============

The tax effects of temporary differences that give rise to current and noncurrent deferred income tax assets and liabilities are as follows:

                                  December 31,      June 30,      June 30,
                                      1997           1997           1996
                                  ------------    ----------     ----------
Allowance for doubtful
 accounts                           $  578,295     $ 220,900      $ 266,300
Inventory capitalization               247,854            --         70,300
Accruals not currently
 deductible for tax purposes         2,561,788       492,500        474,600
Other, net                             129,316        30,500          4,400
                                  ------------    ----------     ----------
     Current deferred income
     tax asset                     $ 3,517,253     $ 743,900      $ 815,600
                                  ============    ==========     ==========

Depreciation                      $   (466,293)
Amortization of intangibles         (2,707,383)
Other, net                             821,437
                                  ------------
     Noncurrent deferred income
     tax liability                 $(2,352,239)
                                  ============

There is no valuation allowance related to the deferred tax asset as of December 31, 1997, June 30, 1997 or June 30, 1996.

9.       STOCK OPTIONS
--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS

Holdings adopted Incentive Stock Option Plans (the "Plans") during 1995 and 1989. The Plans authorize grants of options to purchase up to 400,000 and 250,000 shares of Holdings' common stock, respectively. The option prices may not be less than the fair market value of the common stock at the time the option is granted. Options expire ten years after the date granted or on a prior date as fixed by the Board of Directors or appropriate committee. Under the Plans, the option may become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 396,000 of the total 436,000 employee incentive stock options outstanding as of that date. Such repriced options had original exercise prices ranging from $16.00 to $21.25.

Stock option activity is summarized as follows:

                                                            Weighted Average
                                              Number         Exercise Price
                                            of Shares          Per Share
                                         ---------------    ----------------
Balance, June 30, 1994                       149,018            $ 15.41
Granted                                      250,000              18.29
Canceled                                      (7,500)             16.125
Exercised                                     (1,350)              3.125
                                         ---------------    ----------------
Balance, June 30, 1995                       390,168              17.29
Granted                                      120,000              15.67
Canceled                                     (45,600)             16.125
Exercised                                    (19,068)             11.58
                                         ---------------    ----------------
Balance, June 30, 1996                       445,500              17.22
Canceled                                      (9,500)             16.125
                                         ---------------    ----------------
Balance, June 30, 1997                       436,000              17.24
Granted                                       32,500              12.625
Canceled                                      (7,500)             13.875
                                         ---------------    ----------------
Balance, December 31, 1997                   461,000              13.75
                                         ===============    ================

At December 31, 1997, the weighted average exercise price and remaining life of the stock options are as follows:

Range of exercise price                $12.625 - $13.875
-----------------------------------   -------------------

Total options outstanding                   461,000
Weighted average exercise price           $   13.75
Weighted average remaining life
  in years                                      7.4
Options exercisable                         190,100
Weighted average price of
  exercisable options                     $   13.86

NON-EMPLOYEE DIRECTOR STOCK OPTIONS

The Company has a Non-Employee Director Stock Option Plan, as amended, which authorizes grants of options to purchase up to 100,000 shares of Holdings' common stock.

The option price must be 100% of the fair market value of the common stock at the time the option is granted. Options expire five years from the date of grant. Options become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee. During the six month period ended December 31, 1997, 2,000 options were issued and no options were exercised. Options outstanding at December 31, 1997 were 36,000 shares at $11.25 to $14.00 per share. Total shares exercisable at December 31, 1997 were 36,000 shares, which have a weighted average exercise price of $13.15 and a weighted average remaining life of 3.1 years.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 12,000 of the total 34,000 non-employee director stock options outstanding as of that date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, a standard of accounting and reporting for stock-based compensation plans. Holdings adopted the standard in the fiscal year ended June 30, 1997. The Company has continued to measure compensation cost for its stock options plans using the intrinsic value method of accounting it has historically used and, therefore, the standard has no effect on the Company's operating results.

Had Holdings used the fair-value-based method of accounting for its stock option plans beginning in the fiscal year ended June 30, 1996 and charged compensation cost against income over the vesting period, net (loss) income and basic and diluted net (loss) income per share for the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996 would have been the following pro-forma amounts:

                                                 Six months
                                                   ended               Years ended June 30,
                                                 December 31,     ------------------------------
                                                     1997              1997             1996
                                               ----------------   -------------    -------------
Net (loss) income:
  As reported                                     $ (363,585)      $ 2,195,734      $ 4,622,162
  Pro forma                                         (965,447)        2,072,488        4,540,583
Basic and diluted (loss) earnings per share:
  As reported                                           (.08)              .50             1.05
  Pro forma                                             (.22)              .47             1.03


The pro forma information above only includes stock options granted in the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996. Compensation under the fair-value-based method of accounting will increase over the next few years as additional stock options grants are considered.

The weighted-average grant-date fair value of options granted during the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996 was $6.31, $5.02 and $6.84, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                               Six months
                                  ended                  Years ended June 30,
                              December 31,       ---------------------------------
                                  1997                1997               1996
                            -----------------    ---------------   ---------------
Risk-free interest rates      5.81% - 6.21%       6.21% - 6.29%     5.84% - 6.42%
Expected life                    5 years             4 years           4 years
Expected volatility              47.76%              47.47%            47.47%
Expected dividends                None                None              None


10.      STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CAPITAL STRUCTURE AND PREFERRED STOCK

The authorized stock of Holdings consists of 25,000,000 shares of Common Stock, par value $0.10 (the "Common Stock"), 3,000,000 shares of Class B Common Stock, par value $0.01 (the "Class B Common Stock"), and 2,000,000 shares of Preferred Stock, par value $0.01 (the "Preferred Stock"). Prior to the Harvest Partners, Inc. equity investment on December 30, 1997, there were 4,393,970 shares of Common Stock issued and outstanding, and no shares of Class B Common Stock or Preferred Stock. In connection with the Harvest Partners, Inc. $30,000,000 equity investment, 1,493,398 shares of Class B Common Stock were designated as non-voting Class B-1 Common Stock and 1,493,398 shares of Preferred Stock were designated as non-voting Series A Preferred Stock. A Harvest Partners, Inc. affiliate was issued 874,400 shares of Common Stock and 1,493,398 shares of Series A Preferred Stock in exchange for a $30,000,000 equity investment. As a result, Harvest Partners affiliated entities own an aggregate 48.6% of the voting securities of Holdings. The Common and Series A Preferred Stock were issued with a share purchase price of $12.67.

The Series A Preferred Stock converts on a one-to-one basis to Class B-1 Common Stock subject to the approval of Holdings' stockholders at the April 21, 1998 meeting. In the event that shareholder approval is not obtained by April 30, 1998, quarterly dividends at an annual rate of 15% begin to accrue with the first payment due on July 28, 1998. The Class B-1 Common Stock, if approved by the shareholders, automatically converts to Common Stock on September 9, 2000, or earlier if approved by Holdings' non-management members of the Company's Board of Directors or as a result of a change in the ownership structure.

RESTRICTED STOCK

During 1992, the Company granted 50,000 shares of restricted stock to two key employees. During 1993 and 1996, 18,000 shares and 15,000 shares, respectively, were canceled. During 1994, the Company granted 20,000 shares of restricted stock to a key employee. These restricted shares vest over a five-year period.

During 1995, the Company amended the restricted stock plan which resulted in the issuance of 42,500 shares of previously granted but unissued shares of restricted stock. These issued shares resulted in common stock and additional paid-in capital which was offset by the unearned portion of the deferred compensation. The deferred compensation is charged to stockholders' equity and amortized to compensation expense over the remainder of the five-year vesting period.

Amortization of the restricted stock's value (at the date of award) over the vesting period resulted in compensation expense of approximately $34,260, $68,520, $70,380, and $90,624 in the six-month period ended December 31, 1997, and the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

NET INCOME (LOSS) PER SHARE

Holdings adopted Statement of Financial Accounting Standards ("SFAS") No. 128 EARNINGS PER SHARE during the six-month period ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted EPS. Basic EPS is calculated as net
(loss) income divided by weighted average common shares outstanding. Holdings' dilutive securities are primarily issuable under the Company's Incentive Stock Option Plans and the Non-Employee Director Stock Option Plan, as well as the Company's Preferred

Stock and restricted stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their inclusion would be anti-dilutive.

The following provides information related to the calculation of Holdings' basic and diluted EPS:

                                       Six months                    Years ended
                                         ended                        June 30,
                                      December 31,   --------------------------------------------
                                          1997           1997            1996             1995
                                      ------------   ------------    ------------     -----------
Weighted average common shares
  outstanding                           4,390,923      4,382,584       4,373,461       4,350,689
Common equivalent shares
  assuming conversion of dilutive
  securities                                    -            982           3,420          55,875
                                      ------------   ------------    ------------     -----------
Weighted average common and
  common equivalent shares
  outstanding                           4,390,923      4,383,566       4,376,881       4,406,564
                                      ============   ============    ============     ===========

11.      RETIREMENT SAVINGS PLAN AND 401(K) PLAN
--------------------------------------------------------------------------------

Lund has a 401(k) Retirement Savings Plan covering substantially all of its employees. Lund provides matching contributions in accordance with the plan. Lund's contributions to the plan in the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995 were $75,761, $93,227, $80,377, and $71,080, respectively.

Deflecta-Shield sponsors a qualified 401(k) plan ("401(k) plan") available to substantially all full-time employees. Participants may contribute up to 10% of their annual compensation to the plan. Deflecta-Shield's contributions to the 401(k) plan are determined on a discretionary basis by management.

12.               TRANSITION PERIOD COMPARATIVE DATA
--------------------------------------------------------------------------------

The following table presents certain financial information for the six-month period ended December 31, 1997 and 1996, (in thousands, except per share amounts):

                                                               Six months ended
                                       Six months ended        December 31, 1996
                                       December 31, 1997         (unaudited)
                                       -----------------         -----------
Net sales                                $    19,523             $    20,752
                                              ------                  ------
Gross profit                             $     6,577             $     7,030
                                               -----                   -----
(Loss) income before income taxes        $      (485)            $     1,412
Income tax (benefit) expense                    (121)                    487
                                               -----                     ---
Net (loss) income                        $      (364)            $       925
Basic and diluted (loss) earnings
  per share                                     (.08)                    .21
Weighted average common and
  common equivalent shares
  outstanding                              4,390,923               4,377,671
                                       ================         ===============

13.      SALE OF LUND FAMILY INTERESTS
--------------------------------------------------------------------------------

On September 9, 1997, Harvest Partners, Inc., a private investment firm, purchased 38% of Holdings' outstanding shares of common stock from the Company's former Chairman of the Board and his family. In connection with this transaction, Holdings recorded a pre-tax non-recurring charge of $1,174,299. This charge included $600,000 paid to the former Chairman of the Board for a covenant not to compete and severance and $574,299 for investment banking, legal, accounting and other related expenses.

14.      RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

Holdings will adopt Statement of Financial Accounting Standards (SFAS) No. 130 REPORTING COMPREHENSIVE INCOME, in 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from non-owner sources. The only adjustment to Holdings' net (loss) income to arrive at comprehensive income in recent years has been unrealized holding gains (losses) on marketable securities.

The Financial Accounting Standards Board issued SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting operating segment information in both annual reports and interim financial reports issued to shareholders. Holdings is reviewing the requirements of SFAS No. 131, but has not determined if it will present segment information beyond the one segment currently presented. SFAS No. 131 is required to be adopted effective with year-end 1998 reporting.

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

(In thousands, except per share data)

                                                                                                   Period
                                     Sept. 30        Dec. 31       March 31       June 30          ended
                                   ------------   ------------   ------------   ------------    -----------
Six months ended December
-------------------------
31, 1997
--------
Net sales                            $ 10,028       $  9,495              --             --       $ 19,523
Gross profit                            3,404          3,173              --             --          6,577
Net (loss) income                       (519)            155              --             --           (364)
Basic and diluted
  earnings (loss) per
  share                                 (.12)            .04              --             --           (.08)

Fiscal year ended
-----------------
June 30, 1997
-------------
Net sales                            $ 10,406       $ 10,346        $ 10,441       $ 12,112       $ 43,305
Gross profit                            3,346          3,684           3,530          4,214         14,774
Net income                                462            463             467            804          2,196
Basic and diluted
  earnings (loss) per
  share*                                  .11            .11             .11            .18            .50

Fiscal year ended
-----------------
June 30, 1996
-------------
Net sales                            $ 10,436       $ 10,268        $ 11,525       $ 14,194       $ 46,423
Gross profit                            3,910          3,899           4,238          5,551         17,598
Net income                                995            821           1,218          1,588          4,622
Basic and diluted
  earnings (loss) per
  share*                                  .22            .19             .28            .36           1.05


*The summation of quarterly net income per share does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
Lund International Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Lund International Holdings, Inc. as of December 31, 1997, June 30, 1997 and June 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six month period ended December 31, 1997, and for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Lund International Holdings, Inc. for the year ended June 30, 1995, were audited by other auditors whose report dated August 11, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lund International Holdings, Inc. as of December 31, 1997, June 30, 1997 and June 30, 1996, and the results of its operations and its cash flows for the six month period ended December 31, 1997, and for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



                                    Coopers & Lybrand L.L.P.


Minneapolis, Minnesota
March 17, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 1996, the Company dismissed KPMG Peat Marwick LLP as its independent accountant. KPMG Peat Marwick LLP was the independent accountant who was engaged as its principal accountant to audit the Company's financial statements for the year ended June 30, 1995. On April 9, 1996, the Company retained Coopers & Lybrand L.L.P. as its independent accountant to audit the Company's financial statements for the year ended June 30, 1996.

The report of KPMG Peat Marwick LLP on the financial statements of the Company for the year ended June 30, 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for the fiscal year preceding their dismissal, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During the Company's two fiscal years ended June 30, 1995 and the subsequent interim period, there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

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

PART III.

Item 10.   EXECUTIVE OFFICERS AND DIRECTORS

The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders ("Proxy") which has been filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company's Proxy which has been filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Company's Proxy which has been filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Company's Proxy which has been filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.

Item 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report

           (1)      Consolidated Financial Statements.

                                                                                      Pages in this
                                                                                        Form 10-K
                                                                                        ---------
Report of Independent Accountants...........................................................53
Consolidated Balance Sheets as of December 31, 1997, June 30, 1997, and 1996................32
Consolidated Statements of Operations for the six months ended
         December 31, 1997, and for the years ended
         June 30, 1997, 1996 and 1995.......................................................33
Consolidated Statements of Changes in Stockholders' Equity for the six months ended December 31, 1997, and for the years ended June 30, 1997, 1996 and 1995...........................................................................34
Consolidated Statements of Cash Flows for the six months ended December 31,
         1997, and for the fiscal years ended June 30, 1997, 1996 and
         1995...............................................................................35
Notes to Consolidated Financial Statements.................................................36-52


           (2)      Financial Statement Schedules.

                                                                                      Pages in this
                                                                                        Form 10-K
                                                                                        ---------
Report of Independent Accountants on Financial Statement Schedule...........................64
Schedule II: Valuation and Qualifying Accounts
         for the six months ended December 31, 1997 and for the
         fiscal years ended June 30, 1997, 1996 and 1995....................................66


All other schedules are omitted because they are not required or not applicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

           (3) Exhibits. See "Exhibit Index" on the pages following the signatures.

(b)        Reports on Form 8-K.

The Company filed a Report on Form 8-K, dated September 9, 1997, to report the sale of shares by Allan W. Lund and his family to LIH Holdings, LLC and to report the change in the Company's fiscal year end from June 30 to December 31, commencing December 31, 1997.

The Company filed a Report on Form 8-K, dated November 26, 1997, to report the execution of an agreement and plan of merger by and among the Company, Zephyros Acquisition Corporation, a wholly-owned subsidiary of the Company, and Deflecta-Shield Corporation and to report the execution of an investment agreement with LIH II, Inc., providing for the sale of 874,400 shares of the Company's Common Stock and 1,493,398 shares of the Company's Series A Preferred Stock to LIH II.

The Company filed a Report on Form 8-K, dated December 30, 1997, reporting on the acquisition of 4,742,411 shares of Common Stock of Deflecta-Shield Corporation for $16.00 net cash per share pursuant to a tender offer made by the Company and the entering into by the Company of a loan agreement with Heller Financial, Inc. for approximately $41,000,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LUND INTERNATIONAL HOLDINGS, INC.


                                       By  /s/ William J. McMahon
                                           -------------------------------------
                                           William J. McMahon
                                           Chief Executive Officer and President

March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William J. McMahon          Chief Executive Officer           March 20, 1998
------------------------------  President (Principal Executive
William J. McMahon              Officer)


/s/ Jay M. Allsup               Chief Financial Officer           March 20, 1998
------------------------------  (Principal Financial Officer)
Jay M. Allsup

/s/ Lawrence C. Day             Director                          March 20, 1998
------------------------------
Lawrence C. Day

/s/ David E. Dovenberg          Director                          March 20, 1998
------------------------------
David E. Dovenberg

/s/ Ira D. Kleinman             Director                          March 20, 1998
------------------------------
Ira D. Kleinman

/s/ Robert R. Schoeberl         Director                          March 20, 1998
------------------------------
Robert R. Schoeberl

/s/ Dennis W. Vollmershausen    Director                          March 20, 1998
------------------------------
Dennis W. Vollmershausen

/s/ Harvey J. Wertheim          Director                          March 20, 1998
------------------------------
Harvey J. Wertheim

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of Lund International Holdings, Inc.:

Our report on the consolidated financial statements of Lund International Holdings, Inc. is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the six month period ended December 31, 1997 and for the fiscal years ended June 30, 1997 and 1996 listed in Items 14(a)(2) of this Form 10-K.

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


Minneapolis, Minnesota
March 17, 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Lund International Holdings, Inc.:

Under date of August 11, 1995, we reported on the consolidated statements of earnings, changes in stockholders' equity and cash flows of Lund International Holdings, Inc. and subsidiaries for the year ended June 30, 1995, as contained in the December 31, 1997 report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index as of June 30, 1995 and for the year then ended. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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



                                                     /s/ KPMG Peat Marwick LLP
                                                     KPMG Peat Marwick LLP

Minneapolis, Minnesota
August 11, 1995

                        LUND INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997 AND
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                 Balance at       Charged to        Charged to
                                beginning of       cost and       other accounts                          Balance at
       Description                  year           expenses                            Deductions        end of year
---------------------------    --------------    -------------    ---------------    ---------------    -------------
Six months ended
  December 31,
  1997:
    Allowance for
    doubtful accounts             $ 589,000        $  78,000       $ 896,000 (2)     $ ( 24,000) (1)     $ 1,539,000

Year ended June 30, 1997:
    Allowance for
    doubtful accounts             $ 720,000              ---                 ---     $ (131,000) (1)     $   589,000

Year ended June 30, 1996:
    Allowance for
    doubtful accounts             $ 532,000        $ 215,000                 ---     $  (27,000) (1)     $   720,000

Year ended June 30, 1995:
    Allowance for
    doubtful accounts             $ 580,000        $  29,000                 ---     $  (77,000) (1)     $   532,000


    (1) Represents accounts written off against the allowance, net of recoveries.
    (2) Represents the acquisition of Deflecta-Shield Corporation's allowance for uncollectible accounts.

                           EXHIBIT INDEX TO FORM 10-K


FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 1997                     COMMISSION FILE NO: 0-16319

Exhibit                                                             Page Number or Incorporation by
Number         Description                                          Reference to
---------------------------------------------------------------------------------------------------------------------
2.1            Agreement and Plan of Reorganization, dated July     Exhibit 2 of the Registrant's Registration
               21, 1987, as amended as of August 20, 1987 and       Statement on Form S-4
               September 25, 1987, by and between Flex              Reg. No. 33-16685
               Corporation, Lund Industries, Incorporated and
               Flex Acquisition Corp.

2.2            Articles of Merger of Flex Acquisition Corp. into    Exhibit 2.2 of the Registrant's Form 10-K for the
               Lund Industries, Incorporated                        fiscal year ended June 30, 1988, Commission File
                                                                    No. 0-16319

3.1            Certificates of Incorporation of Registrant as       Exhibit 19 of the Registrant's Form 10-Q for the
               amended to date                                      quarter ended December 31, 1987, Commission File
                                                                    No. 0-16319

3.2            Bylaws                                               Exhibit 3.2 of the Registrant's Registration
                                                                    Statement on Form S-4, Reg. No. 33-16685

10.2           Assignment dated July 22, 1987, of certain U.S.      Exhibit 10.3 of the Registrant's Registration
               patents of Lund Industries, Incorporated by Allan    Statement of Form S-4, Reg. No. 33-16685
               W. Lund

10.3           Assignment of Certain Canadian Industries Designs    Exhibit 10.4 of the Registrant's Registration
               to Lund Industries, Incorporated by Allan W. Lund    Statement of Form S-4
                                                                    Reg. No. 33-16685

10.8           Incentive Stock Option Plan                          Exhibit 10.8 of the Registrant's Form 10-K for the
                                                                    fiscal year ended June 30, 1989, Commission File
                                                                    No. 0-16319

10.9 Revised specimen of form of option granted under the Registrant's Incentive Stock Option Plan

10.18          1992 Non-Employee Director Stock Option Plan         Exhibit 10.18 of the Registrant's Form 10-K for
                                                                    the fiscal year ended June 30, 1992




10.19          Employment letter with Jay M. Allsup, dated          Exhibit 10.19 of the Registrant's Form 10-K for
               September 16, 1993                                   the fiscal year ended June 30, 1994

10.20          Employment Agreement with William J. McMahon,        Exhibit 10.20 of the Registrant's Form 10-K for
               dated August 30, 1994                                the fiscal year ended June 30, 1994

10.28          Bond Purchase Agreement Among Lund Industries,       Exhibit 10.28 of the Registrant's Form 10-Q for
               Incorporated; Lund International Holdings, Inc.;     the quarter ended September 30, 1994
               City of Anoka, Minnesota; and Piper Jaffray, Inc.,
               dated September 22, 1994

10.29          1994 Incentive Stock Option Plan                     Exhibit 10.29 of the Registrant's Form 10-Q for
                                                                    the quarter ended December 31, 1994

10.31          Employment Letter with William H. Toms, dated        Exhibit 10.31 of the Registrant's Form 10-Q for
               March 7, 1995                                        the quarter ended March 31, 1995

10.32          Supply agreement between Lund Industries,            Exhibit 10.32 of the Registrant's Form 10-K for
               Incorporated and GenCorp, Inc., dated June 1, 1995   the fiscal year ended June 30, 1995

10.33          Master Lease Agreement between LMI Funding           Exhibit 10.33 of the Registrant's Form 10-Q for
               Corporation and Lund Industries, Incorporated,       the quarter ended September 30, 1995
               dated August 1, 1995

10.34          Employment letter with Bradley W. Andress, dated     Exhibit 10.34 of the Registrant's Form 10-Q for
               October 11, 1995                                     the quarter ended September 30, 1995

10.35          Marketing Agreement, dated October 18, 1995, by      Exhibit 10.35 of the Registrant's Form 10-Q for
               and between Innovative Accessories, Incorporated     the quarter ended September 30, 1995
               and Lund Industries, Incorporated

10.36          Restated Exclusive Purchase Option Agreement,        Exhibit 10.36 of the Registrant's Form 10-Q for
               dated October 18, 1995, by and between Lund          the quarter ended September 30, 1995
               International Holdings, Inc., Innovative
               Accessories, Incorporated and shareholders of
               Innovative Accessories, Incorporated



10.37          Employment and Non-Competition Agreement, dated      Exhibit 10.37 of the Registrant's Form 10-Q for
               October 18, 1995, by and between Innovative          the quarter ended September 30, 1995
               Accessories, Incorporated and James A. Nett

10.38          Interim Loan Agreement, dated November 7, 1995, by   Exhibit 10.38 of the Registrant's Form 10-Q for
               and between Innovative Accessories, Incorporated     the quarter ended September 30, 1995
               and Lund International Holdings, Inc.

10.39          Demand Promissory Note, dated November 7, 1995,      Exhibit 10.39 of the Registrant's Form 10-Q for
               between Innovative Accessories, Incorporated and     the quarter ended September 30, 1995
               Lund International Holdings, Inc.

10.40          Assignment of Patents, dated November 7, 1995,       Exhibit 10.40 of the Registrant's Form 10-Q for
               from James A. Nett to Lund International Holdings,   the quarter ended September 30, 1995
               Inc.

10.41          Loan Agreement, dated November 29, 1995, by and      Exhibit 10.41 of the Registrant's Form 10-Q for
               between Innovative Accessories, Incorporated and     the quarter ended December 31, 1995
               Lund International Holdings, Inc.

10.42          Revolving Promissory Note, dated November 29,        Exhibit 10.42 of the Registrant's Form 10-Q for
               1995, by and between Innovative Accessories,         the quarter ended December 31, 1995
               Incorporated and Lund International Holdings, Inc.

10.43          Security Agreement, dated November 29, 1995, by      Exhibit 10.43 of the Registrant's Form 10-Q for
               and between Innovative Accessories, Incorporated     the quarter ended December 31, 1995
               and Lund International Holdings, Inc.

10.44          Asset Purchase Agreement by and between Lund         Exhibit 10.44 of the Registrant's Form 10-K for
               Acquisition Corp., Innovative Accessories,           the fiscal year ended June 30, 1996
               Incorporated, Lund International Holdings, Inc.,
               James A. Nett and Ramona C. Friar, dated March 29,
               1996



10.45          Assignment and Assumption of Real Property Lease     Exhibit 10.45 of the Registrant's Form 10-K for
               by and between Innovative Accessories,               the fiscal year ended June 30, 1996
               Incorporated and Lund Acquisition Corp., dated
               June 3, 1996

10.46          Assignment of Intellectual Property Rights from      Exhibit 10.46 of the Registrant's Form 10-K for
               Innovative Accessories, Incorporated and James A.    the fiscal year ended June 30, 1996
               Nett to Lund Acquisition Corp., dated June 3, 1996

10.47          Stock Purchase Agreement, dated September 9, 1997,   Exhibit 10.1 of the Registrant's Form 8-K dated
               by and between LIH Holdings, LLC, Allan W. Lund,     September 9, 1997
               the Lund Family Limited Partnership, Lois and
               Allan Lund Family Foundation and Certain Lund
               Family Members

10.48          Governance Agreement, dated September 9, 1997,       Exhibit 10.2 of the Registrant's Form 8-K dated
               between Lund International Holdings, Inc. and LIH    September 9, 1997
               Holdings, LLC

10.49          Services Agreement, dated September 9, 1997, by      Exhibit 10.3 of the Registrant's Form 8-K dated
               and between Harvest Partners, Inc. and Lund          September 9, 1997
               International Holdings, Inc.

10.50          Severance and Noncompetition Agreement, dated        Exhibit 10.4 of the Registrant's Form 8-K dated
               September 9, 1997, by and between Lund               September 9, 1997
               International Holdings, Inc. and Allan W. Lund

10.51          Employment Agreement with Ken Holbrook, dated
               March 1, 1998

10.52          Investment Agreement, dated November 25, 1997, by    Exhibit 10.1 of the Registrant's Form 8-K dated
               and between LIH Holdings II, LLC and Lund            November 26, 1997
               International Holdings, Inc.

10.53          Form of Amended and Restated Governance Agreement,   Exhibit 10.2 of the Registrant's Form 8-K dated
               dated November 25, 1997, by and between Lund         November 26, 1997
               International Holdings, Inc., LIH Holdings, LLC
               and LIH Holdings II, LLC



10.54          Agreement and Plan of Merger, dated as of November   Exhibit (c)(1) of the Registrant's Schedule 14D-1,
               25, 1997, by and between Lund International          dated November 28, 1997
               Holdings, Inc. Zephyros Acquisition Corporation
               and Deflecta-Shield Corporation

10.55          Stockholders Agreement, dated as of November 25,     Exhibit (c)(2) of the Registrant's Schedule 14D-1,
               1997, by and between Lund International Holdings,    dated November 28, 1997
               Inc. and Mark C. Mamolen

10.56          Stockholders Agreement, dated as of November 25,     Exhibit (c)(3) of the Registrant's Schedule 14D-1,
               1997, by and between Lund International Holdings,    dated November 28, 1997
               Inc. and Charles S. Meyer

10.57          Tender Offer Loan Agreement, dated as of December    Exhibit (c)(4) of the Registrant's Form 8-K, dated
               30, 1997, by and between Lund International          December 30, 1997
               Holdings, Inc., Zephyros Acquisition Corp. and
               Heller, as agent and as lender

10.58          Guaranty of Payment, dated as of December 30,        Exhibit (c)(5) of the Registrant's Form 8-K, dated
               1997, by Lund International Holdings, Inc., in       December 30, 1997
               favor of Heller, as agent for the benefit of the
               lender

10.59          Pledge Agreement, dated as of December 30, 1997,     Exhibit (c)(6) of the Registrant's Form 8-K, dated
               by Lund International Holdings, Inc., in favor of    December 30, 1997
               Heller, as agent for the benefit of the lenders

10.60          Borrower Pledge Agreement, dated as of December      Exhibit (c)(7) of the Registrant's Form 8-K, dated
               30, 1997, by Zephyros Acquisition Corp., in favor    December 30, 1997
               of Heller, as agent for the benefit of the lenders

10.61          Warrant to Purchase Common Stock of Lund             Exhibit (c)(8) of the Registrant's Form 8-K, dated
               International Holdings, Inc., dated December 30,     December 30, 1997
               1997

10.62          Tender Offer Note, dated as of December 30, 1997,    Exhibit (c)(9) of the Registrant's Form 8-K, dated
               by Zephyros Acquisition Corp., for the maximum       December 30, 1997
               amount of $41 million



16.1           Letter of KPMG Peat Marwick regarding change in      Exhibit 16.1 of the Registrant's Form 10-K for the
               Certifying Accountants                               fiscal year ended June 30, 1996

21             Subsidiaries of the registrant:

               Name                                                 State or Jurisdiction of Incorporation
               ----                                                 --------------------------------------
               Lund Industries, Incorporated                        Minnesota
               Lund FSC, Inc.                                       Barbados
               Lund Acquisition Corp.                               Minnesota
               Deflecta-Shield Corporation                          Delaware
               Belmor Autotron Corp.                                Delaware
               DFM Corporation                                      Iowa
               Delta III, Inc.                                      Delaware
               Trailmaster Products, Inc.                           Delaware
               BAC Acquisition Company                              Delaware

23.1           Consent of Independent Accountants - Coopers and
               Lybrand L.L.P.

23.2           Independent Auditors' Consent - KPMG Peat Marwick
               LLP

27             Financial Data Schedule

99             Independent Auditors' Report - KPMG Peat Marwick
               LLP
