Form 10-Q
period 1998-03-31
LUND INTERNATIONAL HOLDINGS INC
filed 1998-05-15
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to the filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

On May 11, 1998, 5,268,370 shares of the registrant's common stock, $.10 par value, and 1,493,398 shares of the Company's Class B-1 stock, $.01 par value, were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                           Page
                                                                          Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                          1-2
            March 31, 1998 (Unaudited)
            and December 31, 1997

            Consolidated Statements of Operations (Unaudited)                3
            Quarter ended March 31, 1998 and 1997

            Condensed Consolidated Statements of Cash Flows (Unaudited)      4
            Quarter ended March 31, 1998 and 1997

            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                    5-7

            Report of Independent Accountants                                8

Item 2.     Management's Discussion and Analysis of Financial              9-14
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                15

Item 6.     Exhibits and Reports on Form 8-K                              15-16

            Signatures                                                       17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                  March 31,        December 31,
                                                    1998              1997
                                                 ----------        ----------
                                                 (unaudited)
ASSETS

Current assets:
      Cash and temporary cash investments        $      975        $    6,790
      Restricted cash                                   252             1,123
      Accounts receivable, net                       21,307            21,450
      Inventories                                    18,155            17,994
      Deferred income taxes                           3,438             3,517
      Other current assets                            2,694             1,591
                                                 ----------        ----------
           Total current assets                      46,821            52,465

Property and equipment, net                          20,699            20,621
Intangibles, net                                     68,189            68,778
Restricted cash and marketable securities               547               595
Other assets                                          1,843             1,568
                                                 ----------        ----------
           Total assets                          $  138,099        $  144,027
                                                 ==========        ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                               March 31,        December 31,
                                                                1998                1997
                                                             ----------         ----------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, trade                                $    6,524         $    7,521
      Accrued expenses                                            7,251             15,786
      Long-term debt, current portion                             2,500              1,700
                                                             ----------         ----------
           Total current liabilities                             16,275             25,007

Long-term debt, less current portion                             56,919             52,927
Deferred income taxes                                             2,360              2,352
Other liabilities                                                   275              1,227
                                                             ----------         ----------
      Total liabilities                                          75,829             81,513
                                                             ----------         ----------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value;
           authorized 2,000 shares;
           1,493 issued and outstanding                              15                 15
      Common stock, $.10 par value;
           authorized 25,000 shares;
           5,268 issued and outstanding                             527                527
      Class B common stock, $.01 par value;
           authorized 3,000 shares;
           none issued                                             --                 --
      Additional paid-in capital                                 30,884             30,884
      Unearned deferred compensation                                (40)               (57)
      Retained earnings                                          30,884             31,145
                                                             ----------         ----------
           Total stockholders' equity                            62,270             62,514
                                                             ----------         ----------
           Total liabilities and stockholders' equity        $  138,099         $  144,027
                                                             ==========         ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                       Three Months Ended
                                                           March 31,
                                                    1998                1997
                                                 ----------         ----------

Net sales                                        $   27,185         $   10,441
Cost of goods sold                                   19,221              6,911
                                                 ----------         ----------
      Gross profit                                    7,964              3,530

Operating expenses
      General and administrative                      2,567              1,132
      Selling and marketing                           3,276              1,477
      Research and development                          756                326
      Amortization of intangibles                       581                 31
                                                 ----------         ----------
           Total operating expenses                   7,180              2,966
                                                 ----------         ----------

Income from operations                                  784                564

Other income (expense)
      Interest expense                               (1,348)               (72)
      Interest income                                    55                168
      Other, net                                          2                (32)
                                                 ----------         ----------
           Other income (expense), net               (1,291)                64
                                                 ----------         ----------
(Loss) income before income taxes                      (507)               628
Income tax (benefit) expense                           (246)               161
                                                 ----------         ----------

                Net (loss) income                $     (261)        $      467
                                                 ==========         ==========

                Basic and diluted net
                  (loss) income per share        $    (0.05)        $     0.11
                                                 ==========         ==========


Weighted average common shares                        5,263              4,374
                                                 ==========         ==========

Weighted average common and
      common equivalent shares                        5,263              4,394
                                                 ==========         ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                               1998               1997
                                                                                            ----------         ----------
Cash flows from operating activities:
      Net (loss) income                                                                     $     (261)        $      467
      Adjustments to reconcile net (loss) income to
           net cash (used in) provided by operating activities:
                Depreciation                                                                       870                264
                Amortization                                                                       683                 61
                Deferred income taxes                                                               87               --
                Other                                                                               49                 50
      Changes in operating assets and liabilities:
                Accounts receivable                                                                155                633
                Inventories                                                                       (161)               336
                Other assets                                                                      (287)                18
                Accounts payable, trade                                                         (2,029)              (250)
                Accrued expenses                                                                (6,209)              (378)
                Income taxes payable                                                              (574)              --
                Other liabilities                                                                  (17)              --
                                                                                            ----------         ----------
                                 Net cash (used in) provided by operating activities            (7,694)             1,201
                                                                                            ----------         ----------

Cash flows from investing activities:
      Purchase of Deflecta-Shield common stock                                                  (2,840)              --
      Purchases of property and equipment                                                         (946)              (253)
      Change in restricted cash and marketable securities                                          919                (73)
      Purchase of marketable securities                                                           --               (2,652)
      Proceeds from sales and redemptions of marketable securities                                --                1,249
      Other investing activities                                                                  --                  (83)
                                                                                            ----------         ----------
                Net cash used in investing activities                                           (2,867)            (1,812)
                                                                                            ----------         ----------

Cash flows from financing activities:
      Proceeds from long-term debt                                                              53,107               --
      Principal payments on long-term debt                                                     (48,315)              --
      Change in book overdraft                                                                     708               --
      Proceeds from issuance of common stock                                                      --                   11
      Payment of other liabilities                                                                 (16)               (10)
      Debt issuance costs                                                                         (738)              --
                                                                                            ----------         ----------
                Net cash provided by financing activities                                        4,746                  1
                                                                                            ----------         ----------

                Net decrease in cash and
                                 temporary cash investments                                     (5,815)              (610)

Cash and temporary cash investments:
      Beginning of period                                                                        6,790                678
                                                                                            ----------         ----------
      End of period                                                                         $      975         $       68
                                                                                            ==========         ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Deflecta-Shield Corporation (and its subsidiaries), Lund Industries, Incorporated, Lund Acquisition Corp., and Lund FSC, Inc. (collectively referred to as "Holdings" or the "Company"). The consolidated balance sheets as of March 31, 1998 and the consolidated statements of operations and cash flows for the quarter ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative or results for the full year.

The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the six month period ended December 31, 1997, which were included in the Company's Transition Annual Report on Form 10-K for the six month period ended December 31, 1997.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Acquisition of Deflecta-Shield Corporation

Effective December 30, 1997, Holdings, through a wholly-owned subsidiary, acquired Deflecta-Shield Corporation ("Deflecta-Shield"), a manufacturer of fiberglass, plastic and aluminum appearance accessories and supplier of suspension systems for light trucks. Deflecta-Shield also supplies accessories to the heavy truck market. The aggregate purchase price of $78,919 represents cash paid of $76,800 for 100% of the outstanding shares of Deflecta-Shield common stock at $16 per share and direct acquisition costs of $2,119. As of December 31, 1997, the Company had paid $75,879 in cash to acquire 98.8% of the outstanding shares of Deflecta-Shield. During the quarter ended March 31, 1998, the Company made payments of $2,840 to purchase the remaining 1.2% of Deflecta-Shield common stock and related direct acquisition costs.

In connection with the acquisition, the Company obtained $42,000 in bridge financing in the form of a tender loan facility to acquire 98.8% of the outstanding shares of Deflecta-Shield. On February 27, 1998, Holdings refinanced its tender loan facility with a new consolidated $87,000 loan facility. The consolidated loan facility includes two long-term notes totaling $42,000, a revolving credit facility of $30,000 and an acquisition facility of $15,000.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following selected unaudited pro forma information is being provided to present a summary of the combined results of Lund and Deflecta-Shield as if the acquisition had occurred as of January 1, 1997, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of Holdings had the acquired business operated as part of the Company for the period presented.

(in thousands, except per-share amounts)

                                                Three Months Ended
                                                  March 31, 1997
                                            ---------------------------
Net sales                                            $ 27,334
Net income                                                 32
Basic and diluted net income per share               $    .00

C - Inventories

Inventories consisted of the following (in thousands):

                                          March 31,              December 31,
                                            1998                    1997
                                     -------------------     -------------------
Raw materials                             $ 10,142                $  9,949
Finished goods and work in process           8,013                   8,045
                                     -------------------     -------------------
                                          $ 18,155                $ 17,994
                                     ===================     ===================

D - Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", and has disclosed basic and diluted net income (loss) per share for the quarters ended March 31, 1998 and 1997, in accordance with this standard. The Company incurred a net loss for the first quarter of 1998 and, accordingly, excluded common equivalent shares from the diluted earnings per share computation as their effect is anti-dilutive. If the Company generates earnings in future periods the impact of common equivalent shares may be dilutive. The Company was profitable for the first quarter of 1997, and the calculation for diluted income per share includes 20,000 common equivalent shares representing the dilutive impact of stock options. At March 31, 1998, the Company had 657,000 stock options outstanding which may be dilutive in future periods.

E - Contingencies

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings and should be considered an integral part of the consolidated financial statements and notes thereto.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

F - New Accounting Standards

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". This standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by or distributions to stockholders. Comprehensive income for the Company includes net (loss) income, and the changes in unrealized holding gains (losses) on marketable securities which are charged or credited to the respective account within stockholders equity. Comprehensive income for the quarters ended March 31, 1998 and 1997 was as follows (in thousands):

                                                                        Three Months Ended
                                                                            March 31,
                                                                       1998             1997
                                                                  -------------     ------------
Net (loss) income                                                    $ (261)            $467
Changes in unrealized holding gains on marketable securities              0                2
                                                                  -------------     ------------
Comprehensive (loss) income                                          $ (261)           $ 469
                                                                  -------------     ------------

                                                                  =============     ============

The Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting operating segment information in both annual reports and interim financial reports issued to shareholders. The Company is reviewing the requirements of SFAS No. 131, but has not determined if it will present segment information beyond the one segment currently presented. SFAS No. 131 is required to be adopted effective with year-end 1998 reporting.

G - Subsequent Event

In April 1998, the Series A Preferred Stock outstanding at March 31, 1998 was converted on a one-to-one basis to Class B-1 common stock.

                                    * * * * *

Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six month period then ended (not presented herein); and in our report dated March 17, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                         /s/ COOPERS & LYBRAND L.L.P.

                                         COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
May 14, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW:

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund") and Deflecta-Shield Corporation ("Deflecta-Shield"), designs, manufactures, markets and distributes appearance automotive aftermarket accessories and other products for light trucks, sport utility vehicles and vans ("light trucks") and for heavy trucks. Holdings' products are directed at the light truck market, and include visors, bug shields/hood protectors, running boards, tonneau covers and other appearance accessories. In addition, Deflecta-Shield is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and also supplies suspension systems for light trucks.

The Company acquired 98.8% of the outstanding common stock of Deflecta-Shield in December 1997 and the balance of its shares in February 1998 (the "Acquisition"). The Company paid $76.8 million for the outstanding shares of Deflecta-Shield, approximately $2.1 million for direct transaction costs, and $9.4 million to retire Deflecta-Shield's long-term debt. The Acquisition was accounted for under the purchase method of accounting, which required the Company to recognize a $572,000 increase in cost of goods sold during the quarter ended March 31, 1998, to reflect the write-up of Deflecta-Shield's finished goods and work-in-process acquired by the Company. The quarter ended March 31, 1998 is the first quarter for which the Company is reporting consolidated results of operations which include the results of Deflecta-Shield's operations.

In connection with the Acquisition, the Company entered into a credit facility syndicated to ten financial institutions for an aggregate of $87 million. At March 31, 1998, the Company had drawn down $42 million against the term loan component and $13.025 million against its $30 million revolver component of the credit facility. The credit facility also includes an acquisition facility of $15 million.

In September 1997, the Company's Board of Directors approved a change in fiscal year end from June 30 to December 31.

RESULTS OF OPERATIONS:

(In thousands, except earnings per share)

Certain pro forma information is included for comparative purposes. The pro forma information assumes the Acquisition was completed on January 1, 1997.

The following table sets forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                              RESULTS OF OPERATIONS
                           INCLUDING PRO FORMA RESULTS

                                                      Three Months Ended March 31,

                                           1998                 1997                Pro forma 1997
                                  --------------------   --------------------   ----------------------
Net sales                         $27,185       100.0%   $10,441       100.0%   $27,334         100.0%
Gross profit                        7,964        29.3      3,530        33.8      8,441          30.9
General and administrative          2,567         9.4      1,132        10.8      2,691           9.8
Selling and marketing               3,276        12.1      1,477        14.1      3,212          11.8
Research and development              756         2.8        326         3.1        621           2.3
Amortization of intangibles           581         2.1         31         0.3        616           2.3
Income from operations                784         2.9        564         5.4      1,300           4.8
Other income (expense), net        (1,291)       (4.7)        64         0.6     (1,237)         (4.5)
Income tax (benefit) expense         (246)       (0.9)       161         1.5         31           0.1
Net (loss) income                    (261)       (1.0)       467         4.5         32           0.1


The following table sets forth Lund's product line net sales as a percentage of net sales:

                             PERCENTAGE OF NET SALES

                                                                 Three Months Ended March 31,
                                                                                                       Pro forma
                                                    1998                      1997                        1997
                                           --------------------      ---------------------      ---------------------
Hood Shields/Bug
  Deflectors                                $6,590         24%        $2,223           22%       $6,329           23%
Running Boards                               3,717         14          2,131           20         4,846           18
External Visors                              3,392         13          3,346           32         3,519           13
Suspension Products                          2,517          9            N/A          N/A         2,729           10
Tool Boxes                                   2,297          8            N/A          N/A         1,486            5
Tonneau Covers                               1,118          4            613            6           862            3
Other External Light Truck Appearance
Accessories                                  3,592         13          2,128           20         4,300           16
Heavy Truck                                  3,962         15            N/A          N/A         3,263           12
                                             -----         --            ---          ---         -----           --
Total                                      $27,185        100%       $10,441          100%      $27,334          100%
                                           =======                   =======                    =======

NET SALES: Net sales increased 160% for the three month period ended March 31, 1998 to $27,185, compared to $10,441 for the three month period ended March 31, 1997, reflecting the consolidation of Deflecta-Shield's results. On a pro forma basis, net sales for the three month period ended March 31, 1998 were $149 less than net sales of $27,334. The pro forma decrease was principally caused by a 23% decrease in sales of running boards, related to changing styling trends, and increased market share obtained by OEMs which install boards on sport utility vehicles. The decrease was offset by a 55% increase in net sales of tool boxes, resulting from a new contract with an original equipment supplier, and a 21% increase in heavy truck sales due to new product offerings and general increases in unit sales for new heavy trucks.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the quarter ended March 31, 1998 was 29.3% compared to 33.8% for the quarter ended March 31, 1997. The gross margin for the first quarter of 1997 on a pro forma basis was 30.9%. The decrease in the gross margin in 1998 compared to 1997 was principally due to the impact of recording Deflecta-Shield inventories at the date of acquisition at estimated fair value. These higher-valued Deflecta-Shield inventories were sold during the three month period ended March 31, 1998, increasing cost of goods sold by $572, or 2.1% of net sales. The impact of recording inventories at fair value on the date of acquisition on the pro forma information for the three month period ended March 31, 1997 was $474, or 1.7% of net sales. In addition, gross margins were negatively impacted by a 1998 spring sales promotion on aftermarket products, primarily relating to the Lund Interceptor hood protector line, which was initiated as a result of increased competitive pricing pressures. The remainder of the difference on a pro forma basis was a result of increased sales of toolboxes and tonneau covers, which carry lower gross margins than other products. This decrease was offset in part by higher sales of heavy truck products, which carry higher gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2,567, or 9.4% of net sales for the three month period ended March 31, 1998, compared to $1,132, or 10.8% of net sales for the three month period ended March 31, 1997. On a pro forma basis, general and administrative expenses were $2,691, or 9.8% of net sales for the 1997 quarter. The difference of $124 between general and administrative expenses for the quarter ended March 31, 1998 and the pro forma general and administrative expenses for the quarter ended March 31, 1997 principally resulted from higher salary expenses and third party consulting expenses for the implementation of the Company's computer system, net of reductions in professional fees incurred during 1997 and duplicate corporate expenses for personnel and public company related costs.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3,276, or 12.1% of net sales, for the three month period ended March 31, 1998, compared to $1,477, or 14.1% of net sales for the quarter ended March 31, 1997. On a pro forma basis, selling and marketing expenses were $3,212, or 11.8% of net sales for the 1997 quarter. The difference of $64 between the quarter ended March 31, 1998 and the pro forma quarter ended March 31, 1997 principally resulted from higher expenditures for printing and advertising costs, additional customer displays, buy backs of competitive product during 1998, additional market research and higher consumer brochure expenses. Reduced customer advertising reimbursements and manufacturers representative commission expenses offset these increases.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $756, or 2.8% of net sales for the three month period ended March 31, 1998, compared to $326, or 3.1% of net sales, for the quarter ended March 31, 1997. On a pro forma basis, research and development expenses were $621, or 2.3% of net sales for the quarter ended March 31, 1997. The difference of $135 between the three month period ended March 31, 1998 and pro forma three month period ended March 31, 1997, principally resulted from increased personnel and new product support and application development.

AMORTIZATION OF INTANGIBLES: Amortization expense was $581, or 2.1% of net sales for the three month period ended March 31, 1998, compared to $31, or .3% of net sales for the three month period ended March 31, 1997. On a pro forma basis, amortization was $616, or 2.3% of net sales for the quarter ended March 31, 1997. The difference between 1997 and 1998 relates to the amortization for goodwill and deferred financing costs associated with the Deflecta-Shield acquisition.

OTHER INCOME (EXPENSE), NET: Other income (expense), net was $1,291 of expense for the three month period ended March 31, 1998, compared to $64 of income for the three month period ended March 31, 1997. On a pro forma basis for 1997, other income (expense), net was $1,237 of expense. The increase in expense in 1998 and pro forma 1997 over actual 1997 reflects the increased interest on borrowings related to the Acquisition and the reduction of interest income due to the use of the Company's unrestricted marketable securities to help fund the Acquisition.

The Company recorded a tax benefit of $246 for the quarter ended March 31, 1998 resulting in an effective income tax rate of 48.5%. For the quarter ended March 31, 1997, the Company's effective income tax rate was 25.6%. The Company's effective tax rate in 1998 is substantially higher than prior years and higher than the statutory federal income tax rate of 34% due to the amortization of the non-tax-deductible goodwill recorded in connection with the Acquisition and the elimination of tax exempt interest generated from marketable securities used to finance the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES: Cash used in operating activities for the quarter ended March 31, 1998 was $7,694 compared to cash provided by operating activities of $1,201 for the quarter ended March 31, 1997. The significant cash used in operating activities in 1998 reflects the net loss for the quarter and the payment of Acquisition related liabilities in 1998, such as the settlement of Deflecta-Shield stock options and acquisition fees.

Cash used in investing activities were $2,867 and $1,812 for the quarter ended March 31, 1998 and 1997, respectively. The 1998 amount principally reflects aggregate payments of $2,840 to purchase the remaining 1.2% of Deflecta-Shield common stock on February 27, 1998 and the payment of direct acquisition costs. In addition, the Company purchased property and equipment of $946 in the first quarter of 1998. The 1997 cash used in investing activities primarily related to the net activity with the Company's marketable securities. The Company's unrestricted marketable securities were used to fund the Acquisition of Deflecta-Shield.

Net cash provided by financing activities for the quarter ended March 31, 1998 was $4,746. Financing activities for the quarter ended March 31, 1997 were insignificant. Cash provided by financing activities reflects the increased borrowings under the Company's new consolidated $87,000 loan facility to pay off its "interim" or "short-term" tender loan facilities and Deflecta-Shield's revolving credit loan, and finance the remaining Acquisition costs and Acquisition-related expenses.

The Company expects to fund its operations through operating cash flow and the use of a $30,000 revolving credit line based on an eligible percentage of inventories and receivables. As of March 31, 1998, the Company had availability under the credit line of $8,275.

The Company believes that its revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. In addition, individual acquisitions of less than $5,000 can be financed under the $15,000 Acquisition line. For any significant future acquisitions or capital expenditures, the Company will be required to raise funds through re-negotiation of the current facility, a new credit facility or new equity offerings. While the Company remains committed to continued growth through acquisitions, the Company currently is not actively engaged in negotiations regarding any acquisitions.

OUTLOOK: The acquisition of Deflecta-Shield brings to Holdings significant new product lines and operational strengths to address new market channels. Historically, Lund has distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, both the national automotive retailers and OEMs are participating in the distribution of automotive appearance accessories. The consolidation of Lund and Deflecta-Shield provides the Company with the ability to integrate Lund's design and marketing strengths with Deflecta-Shield's operational and engineering strengths, ultimately allowing the Company to effectively participate with the traditional warehouse distributors as well as the automotive retail and OEM channels.

The shifting of a portion of sales away from warehouse distributors to retail and OEM channels has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the Company's plastic product lines. Lund currently has a strong presence with the majority of the warehouse distributors and is looking to maintain its relationships with them by responding to their need for competitively priced products. This may require some changes in Lund's product lines and product mix. The Deflecta-Shield acquisition brings an increased OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors. The Company is currently rolling out a retail sales program to the major retail automotive chains, which are integrating accessories into their product offerings. Management believes future growth will come from both OEM and retail channels, while maintaining a leadership position with the warehouse distributors.

The automotive accessory market is currently going through significant consolidation in both the manufacturing and distribution areas. The Company expects to take advantage of this consolidation with both new product development and acquisitions to become the market leader in all product categories in which it competes. The long term goal of the Company is to become the low cost producer by increasing product line sales volume through acquisition, product line rationalization and facility consolidation to improve capacity utilization. This effort will be enhanced by improved plant efficiencies, consolidation of purchasing and quality improvements through improved engineering and QS9000 initiatives.

During 1998, Holdings will incur expenditures to maximize the synergistic benefits it hopes to obtain from the Deflecta-Shield Acquisition by consolidating and internalizing bug shield production, consolidating operations with Deflecta-Shield's existing cut and sew operations, integrating information systems into a single platform, centralizing accounting and combining the aftermarket marketing and sales functions. The full potential of the Acquisition savings will not be realized until 1999 at the earliest.

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

FORWARD LOOKING STATEMENTS

Statements made herein relating to future financial results, the effects of the Acquisition, company operations, trends and market analysis, among others, and statements which use the words "believe", "anticipate", "expect", or similar words, are forward-looking statements made under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. Among the factors that could cause anticipated results of the Acquisition to differ materially are the following: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate the two companies or to control costs associated with such integration; and the representations, warranties and covenants made in the merger agreement proving to be materially untrue. In addition, both Lund's and Deflecta-Shield's business and operations (and anticipated results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            On or about August 30, 1997, Deflecta-Shield Corporation and its wholly-owned subsidiary, Fibernetics, were named as defendants in a consolidated lawsuit brought by plaintiffs Alicia Gibson, Derek Schols and Cole Gibson, the wife and children of decedent Jeffrey Luke Gibson. The plaintiffs filed this lawsuit in Kern County Superior Court, case numbers 233238-RA and 233322-AEW. Plaintiffs have also named the following defendants in this litigation: William Donaldson, Travis Donaldson, General Motors Corporation, Three-way Chevrolet and Leisure Time RV.

            This litigation arises out of an automobile collision that occurred on January 19, 1996 in Bakersfield, California involving a 1987 Chevrolet van conversion with a fiberglass top manufactured by Fibernetics in 1988. Plaintiffs claim that the fiberglass top failed to provide adequate protection to the decedent who was killed after his van was hit by another vehicle and rolled over twice. Plaintiffs further claim that the fiberglass top was defective and that Fibernetics failed to provide proper warnings regarding its use and appropriate installation instructions.

            Fibernetics contends that there was no defect in the manufacture or installation of the fiberglass top and that the top was not a substantial factor in causing the death of the decedent.

            Plaintiff's claim is covered under a general liability insurance policy with policy limits of $1,000,000 per occurrence. The case is in an early stage and the ultimate outcome cannot yet be determined.

            In addition to the lawsuit described above and other specific matters described in Part II, Item 3 of the Company's Transition Annual Report on Form 10-K for the six month period ended December 31, 1997, the Company is also subject to additional litigation in the ordinary course of its business. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on Holdings' consolidated financial position.

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

            15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements

            27.1  Financial Data Schedule

(b)         Reports on Form 8-K

            A report on Form 8-K was filed on February 27, 1998, with respect to the acquisition of Deflecta-Shield Corporation and the execution of a Credit Agreement with Heller Financial Inc.

            A report on Form 8-K/A was filed on March 16, 1998, with respect to the pro forma financial statements, financial information and exhibits in connection with a report on Form 8-K, filed on January 14, 1998, which reported the closing of the registrant's stock offer for shares of Deflecta-Shield Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LUND INTERNATIONAL HOLDINGS, INC.
                                      (Registrant)



                                      By:  /s/ William J. McMahon
                                           William J. McMahon
                                           President and Chief Executive Officer

                                      By:  /s/ Jay M. Allsup
                                           Jay M. Allsup
                                           Chief Financial Officer

May 14, 1998