Form 10-Q
period 1998-06-30
LUND INTERNATIONAL HOLDINGS INC
filed 1998-08-14
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1998

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

Yes  [X]                  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

As of August 13, 1998, 5,263,370 shares of the registrant's common stock, $.10 par value, and 1,493,398 shares of the Company's Class B-1 common stock, $.01 par value, were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                               1-2
         at June 30, 1998 (Unaudited) and December 31, 1997

         Consolidated Statements of Operations (Unaudited)                     3
         Three months ended June 30, 1998 and 1997

         Consolidated Statements of Operations (Unaudited)                     4
         Six months ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows (Unaudited)                     5
         Six months ended June 30, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6-8

         Report of Independent Accountants                                     9

Item 2.  Management's Discussion and Analysis of Financial                 10-18
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     20

         Signatures                                                           21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                              June 30,   December 31,
                                                1998        1997
                                            -----------  -----------
                                            (unaudited)

ASSETS

Current assets:
     Cash and temporary cash investments      $  1,650     $  6,790
     Restricted cash                               445        1,123
     Accounts receivable, net                   23,394       21,450
     Inventories                                16,913       17,994
     Deferred income taxes                       3,168        3,517
     Other current assets                        3,115        1,591
                                              --------     --------
        Total current assets                    48,685       52,465

Property and equipment, net                     20,410       20,621
Intangibles, net                                67,599       68,778
Restricted cash and marketable securities          554          595
Other assets                                     2,079        1,568
                                              --------     --------
        Total assets                          $139,327     $144,027
                                              ========     ========













                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                     ($ in thousands, except per share data)

                                                      June 30,      December 31,
                                                        1998            1997
                                                     ---------      -----------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                         $   7,347       $   7,521
     Accrued expenses                                    6,982          15,786
     Long-term debt, current portion                     3,165           1,700
                                                     ---------       ---------
        Total current liabilities                       17,494          25,007

Long-term debt, less current portion                    56,970          52,927
Deferred income taxes                                    2,289           2,352
Other liabilities                                          129           1,227
                                                     ---------       ---------
     Total liabilities                                  76,882          81,513
                                                     ---------       ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value;
        authorized 2,000 shares; 1,493
        issued and outstanding
        at December 31, 1997                              --                15
     Common stock, $.10 par value;
        authorized 25,000 shares; 5,263
        issued and outstanding at
        June 30, 1998, and 5,268 issued
        and outstanding at December 31, 1997               526             527
     Class B common stock, $.01 par value;
        authorized 3,000 shares; 1,493 issued
        and outstanding at June 30, 1998                    15            --
     Additional paid-in capital                         30,857          30,884
     Unearned deferred compensation                       --               (57)
     Retained earnings                                  31,047          31,145
                                                     ---------       ---------
        Total stockholders' equity                      62,445          62,514
                                                     ---------       ---------
        Total liabilities and stockholders' equity   $ 139,327       $ 144,027
                                                     =========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in thousands, except per share data)

                                            Three Months Ended
                                                 June 30,
                                           1998            1997
                                         --------       --------

Net sales                                $ 29,897       $ 12,112
Cost of goods sold                         20,603          7,898
                                         --------       --------
     Gross profit                           9,294          4,214
                                         --------       --------
Operating expenses
     General and administrative             2,940          1,075
     Selling and marketing                  3,413          1,790
     Research and development                 694            333
     Amortization of intangibles              586             31
                                         --------       --------
        Total operating expenses            7,633          3,229
                                         --------       --------

Income from operations                      1,661            985
                                         --------       --------
Other income (expense)
     Interest expense                      (1,377)           (79)
     Interest income                           26            187
     Other, net                               (15)            (3)
                                         --------       --------
        Other income (expense), net        (1,366)           105
                                         --------       --------
Income before income taxes                    295          1,090
Income tax expense                            132            286
                                         --------       --------

            Net income                   $    163       $    804
                                         ========       ========
            Net income per share:
                 Basic                   $   0.03       $   0.18
                                         ========       ========

                 Diluted                 $   0.02       $   0.18
                                         ========       ========

Weighted average common shares              6,412          4,376
                                         ========       ========
Weighted average common and
     common equivalent shares               6,761          4,394
                                         ========       ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     ($ in thousands, except per share data)

                                           Six Months Ended
                                                 June 30,
                                           1998           1997
                                         --------      ---------

Net sales                                $ 57,082       $ 22,553
Cost of goods sold                         39,824         14,809
                                         --------       --------
     Gross profit                          17,258          7,744
                                         --------       --------

Operating expenses
     General and administrative             5,507          2,207
     Selling and marketing                  6,689          3,267
     Research and development               1,450            659
     Amortization of intangibles            1,167             62
                                         --------       --------
        Total operating expenses           14,813          6,195
                                         --------       --------

Income from operations                      2,445          1,549
                                         --------       --------

Other income (expense)
     Interest expense                      (2,725)          (151)
     Interest income                           81            355
     Other, net                               (13)           (35)
                                         --------       --------
        Other income (expense), net        (2,657)           169
                                         --------       --------
Income (loss) before income taxes            (212)         1,718
Income tax expense (benefit)                 (114)           447
                                         --------       --------

            Net income (loss)            $    (98)      $  1,271
                                         ========       ========

            Net income per share:
                Basic                    $  (0.02)      $   0.29
                                         ========       ========
                Diluted                  $  (0.02)          0.29
                                         ========       ========

Weighted average common shares              5,841          4,375
                                         ========       ========

Weighted average common and
     common equivalent shares               5,841          4,394
                                         ========       ========


                   The accompanying notes are an integral part of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                    1998          1997
                                                                                 ---------     ---------
Cash flows from operating activities:
     Net (loss) income                                                           $    (98)      $  1,271
     Adjustments to reconcile net (loss) income to
        net cash (used in) provided by operating activities:
            Depreciation                                                            1,762            544
            Amortization                                                            1,371            123
            Deferred income taxes                                                     286             72
            Provision for (reduction in) doubtful accounts                            126            (43)
            Provision for obsolete inventories                                         74             69
            Other                                                                      50              1
     Changes in operating assets and liabilities:
            Accounts receivable                                                    (1,869)          (365)
            Inventories                                                               417            381
            Other assets                                                           (1,279)           155
            Accounts payable, trade                                                  (896)           (73)
            Accrued expenses                                                       (6,480)            86
            Other liabilities                                                         (41)          --
                                                                                 --------       --------
                        Net cash (used in) provided by operating activities        (6,577)         2,221
                                                                                 --------       --------

Cash flows from investing activities:
     Purchase of Deflecta-Shield common stock                                      (2,840)          --
     Purchases of property and equipment                                           (1,602)          (572)
     Change in restricted cash and marketable securities                              719           (285)
     Purchase of marketable securities                                               --           (6,877)
     Proceeds from sales and redemptions of marketable securities                    --            5,290
     Other investing activities                                                      --             (119)
                                                                                 --------       --------
            Net cash used in investing activities                                  (3,723)        (2,563)
                                                                                 --------       --------

Cash flows from financing activities:
     Principal payments on long-term debt                                         (48,994)          --
     Proceeds from long-term debt                                                  54,502           --
     Change in book overdraft                                                         853           --
     Proceeds from issuance of common stock                                          --               11
     Payment of other liabilities                                                    (140)           (69)
     Debt issuance costs                                                           (1,061)          --
                                                                                 --------       --------
            Net cash provided by (used in) financing activities                     5,160            (58)
                                                                                 --------       --------

            Net decrease in cash and
                        temporary cash investments                                 (5,140)          (400)

Cash and temporary cash investments:
     Beginning of  period                                                           6,790            678
                                                                                 --------       --------
     End of period                                                               $  1,650       $    278
                                                                                 ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Deflecta-Shield Corporation (and its subsidiaries), Lund Industries, Incorporated, Lund Acquisition Corp., and Lund FSC, Inc. (collectively referred to as "Holdings" or the "Company"). The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

B - Acquisition of Deflecta-Shield Corporation

Effective December 30, 1997, Holdings, through a wholly-owned subsidiary, acquired Deflecta-Shield Corporation ("Deflecta-Shield"), a manufacturer of fiberglass, plastic and aluminum appearance accessories and supplier of suspension systems for light trucks. Deflecta-Shield also supplies accessories to the heavy truck market. The aggregate purchase price of $78,919 represents cash paid of $76,800 for 100% of the outstanding shares of Deflecta-Shield common stock at $16 per share and direct acquisition costs of $2,119. As of December 31, 1997, the Company had paid $75,879 in cash to acquire 98.8% of the outstanding shares of Deflecta-Shield. During the three months ended March 31, 1998, the Company made payments of $2,840 to purchase the remaining 1.2% of Deflecta-Shield common stock and related direct acquisition costs.

In connection with the acquisition, the Company obtained $42,000 in bridge financing in the form of a tender loan facility to acquire 98.8% of the outstanding shares of Deflecta-Shield. On February 27, 1998, Holdings refinanced its tender loan facility with a new consolidated $87,000 loan facility. The consolidated loan facility includes two long-term notes totaling $41,600, a revolving credit facility of $30,000 and an acquisition facility of $15,000.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

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


                                         Three Months Ended     Six Months Ended
                                           June 30, 1997         June 30, 1997
                                             -------                -------
Net sales                                    $30,537                $57,871
Net income                                       736                    768
Basic and diluted net income per share           .17                    .18

C - Inventories

Inventories consisted of the following:

                                             June 30,             December 31,
                                              1998                    1997
                                             -------                -------
Raw materials                                $ 9,210                $ 9,949
Finished goods and work in process             7,703                  8,045
                                             =======                =======
                                             $16,913                $17,994
                                             =======                =======

D - Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", and has disclosed basic and diluted net income (loss) per share for the three and six months ended June 30, 1998 and 1997, in accordance with this standard. The Company incurred a net loss for the six months ended June 30, 1998 and, accordingly, excluded common equivalent shares from the diluted earnings per share computation as their effect is anti-dilutive. The Company was profitable for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1997, consequently, the calculation of diluted income per share includes 349,000, 18,000 and 19,000, respectively, of common equivalent shares representing the dilutive impact of stock options. At June 30, 1998, the Company had 737,000 stock options outstanding that may be dilutive in future periods.

E - Contingencies

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings and should be considered an integral part of the consolidated financial statements and notes thereto.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

F - New Accounting Standards

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". This standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by or distributions to stockholders. Comprehensive income for the Company includes net income (loss), and the changes in unrealized holding gains (losses) on marketable securities that are charged or credited to the respective account within stockholders' equity. Comprehensive income for the three and six months ended June 30, 1998 and 1997 was as follows (in thousands):


                                         Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                          1998         1997       1998         1997
                                         ------      ------      ------       ------
Net (loss) income                        $  163      $  804      $  (98)      $1,271
Changes in unrealized holding gains
       on marketable securities               0          23           0           25
                                         ------      ------      ------       ------
Comprehensive (loss) income              $  163      $  827      $  (98)      $1,296
                                         ======      ======      ======       ======


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

G - Stock Transaction

In April 1998, the 1,493,398 of Series A Preferred Stock outstanding at December 31, 1997 was converted on a one-to-one basis to Class B-1 common stock.

H - Credit Agreement

As of June 30, 1998, the Company was not in compliance with one of the financial covenants of its credit agreement between the Company and Heller Financial, Inc. ("Lender"). The Company has received a waiver from the Lender for the covenant violation.

                                    * * * * *

PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of June 30, 1998, the related consolidated statements of operations for the three months and six months ended June 30, 1998 and 1997, and consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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



                                         /s/ PRICEWATERHOUSECOOPERS LLP

                                         PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
July 29, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW:

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund") and Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), designs, manufactures, markets and distributes appearance automotive aftermarket accessories and other products for light trucks, sport utility vehicles and vans ("light trucks") and for heavy trucks. The products directed at the light truck market include visors, bug shields/hood protectors, running boards, tonneau covers and other appearance accessories. In addition, Deflecta-Shield is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and also supplies suspension systems for light trucks.

The Company acquired 98.8% of the outstanding common stock of Deflecta-Shield in December 1997 and the balance of its shares in February 1998 (the "Acquisition"). The Company paid $76.8 million for the outstanding shares of Deflecta-Shield, approximately $2.1 million for direct transaction costs, and $9.4 million to retire Deflecta-Shield's long-term debt. The Acquisition was accounted for under the purchase method of accounting, which required the Company to recognize a $572,000 increase in cost of goods sold in the first quarter of 1998 to reflect the write-up of Deflecta-Shield's finished goods and work-in-process acquired by the Company. Effective January 1, 1998, the Company began reporting consolidated results of operations, which include the results of Deflecta-Shield's operations.

In connection with the Acquisition, the Company entered into a credit facility syndicated to ten financial institutions for an aggregate of $87 million. At June 30, 1998, the Company had drawn down $41.6 million outstanding against the term loan component and $14.14 million against the $30 million revolver component of the credit facility. The credit facility also includes an acquisition facility of $15 million.

In September 1997, the Company's Board of Directors approved a change in fiscal year end from June 30 to December 31.

RESULTS OF OPERATIONS:

(In thousands, except earnings per share)

Certain pro forma information is included for comparative purposes. The pro forma information assumes the Acquisition was completed on January 1, 1997.

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:


                                                                       Three Months Ended
                                 -----------------------------------------------------------------------------------------------
                                        June 30, 1998                    June 30, 1997                Pro Forma June 30, 1997
                                 -----------------------------    -----------------------------     ----------------------------
Net sales                           $ 29,897         100.0%          $ 12,112         100.0%            $30,537        100.0%
Gross profit                           9,294          31.1              4,214          34.8              10,496         34.4
General and administrative             2,940           9.8              1,075           8.9               2,721          8.9
Selling and marketing                  3,413          11.4              1,790          14.8               3,718         12.2
Research and development                 694           2.3                333           2.7                 641          2.1
Amortization of intangibles              586           2.0                 31           0.3                 601          2.0
Income from operations                 1,661           5.6                985           8.1               2,815          9.2
Other income (expense), net           (1,366)         (4.6)               105           0.9              (1,366)        (4.5)
Income tax (benefit) expense             132           0.4                286           2.4                 713          2.3
Net (loss) income                        163           0.5                804           6.6                 736          2.4

                                                                        Six Months Ended
                                 -----------------------------------------------------------------------------------------------
                                        June 30, 1998                    June 30, 1997                Pro Forma June 30, 1997
                                 -----------------------------    -----------------------------     ----------------------------
Net sales                           $ 57,082         100.0%          $ 22,553         100.0%            $57,871        100.0%
Gross profit                          17,258          30.2              7,744          34.3              18,976         32.8
General and administrative             5,507           9.6              2,207           9.8               5,490          9.5
Selling and marketing                  6,689          11.7              3,267          14.5               6,892         11.9
Research and development               1,450           2.5                659           2.9               1,259          2.2
Amortization of intangibles            1,167           2.0                 62           0.3               1,221          2.1
Income from operations                 2,445           4.3              1,549           6.9               4,114          7.1
Other income (expense), net           (2,657)         (4.7)               169           0.7              (2,602)        (4.5)
Income tax (benefit) expense            (114)         (0.2)               447           2.0                 744          1.3
Net (loss) income                        (98)         (0.2)             1,271           5.6                 768          1.3

The following tables set forth the Company's net sales by product line:

                                                                       Three Months Ended
                                 -----------------------------------------------------------------------------------------------
                                         June 30, 1998                   June 30, 1997                Pro Forma June 30, 1997
                                 -----------------------------    -----------------------------     ----------------------------
Hood Shields/Bug
  Deflectors                         $ 7,734          25.9%             3,164          26.1%            $ 8,544         28.0%
Running Boards                         3,618          12.2              2,487          20.6               4,645         15.2
External Visors                        3,028          10.1              3,223          26.6               3,461         11.3
Suspension Products                    2,908           9.7                N/A           N/A               2,546          8.3
Tool Boxes                             2,494           8.3                N/A           N/A               1,253          4.1
Tonneau Covers                         1,264           4.2                925           7.6               1,240          4.1
Other External Light Truck
  Appearance Accessories               4,401          14.7              2,313          19.1               5,194         17.0
Heavy Truck                            4,450          14.9                N/A           N/A               3,654         12.0
                                    --------         -----           --------         -----            --------        -----
Total                               $ 29,897         100.0%          $ 12,112         100.0%           $ 30,537        100.0%
                                    ========         =====           ========         =====            ========        =====

                                       11




                                                              Six Months Ended
                                 -----------------------------------------------------------------------
                                    June 30, 1998              June 30, 1997     Pro Forma June 30, 1997
                                 ----------------------    -------------------   -----------------------
Hood Shields/Bug
  Deflectors                        $ 14,324     25.1%      $  5,387     23.9%      $ 14,873     25.7%
Running Boards                         7,335     12.9          4,618     20.5          9,491     16.4
External Visors                        6,420     11.2          6,569     29.1          6,980     12.1
Suspension Products                    5,425      9.5            N/A      N/A          5,275      9.1
Tool Boxes                             4,791      8.4            N/A      N/A          2,739      4.7
Tonneau Covers                         2,382      4.2          1,538      6.8          2,102      3.6
Other External Light Truck
  Appearance Accessories               7,993     14.0          4,441     19.7          9,494     16.4
Heavy Truck                            8,412     14.7            N/A      N/A          6,917     12.0
                                    --------    -----       --------    -----       --------    -----
Total                               $ 57,082    100.0%      $ 22,553    100.0%      $ 57,871    100.0%
                                    ========    =====       ========    =====       ========    =====



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 (ACTUAL AND PRO FORMA):


NET SALES: Net sales for the three month period ended June 30, 1998 were $29,897, an increase of $17,785 over net sales of $12,112 for the three month period ended June 30, 1997, reflecting the consolidation of Deflecta-Shield's results in 1998. Compared to 1997 pro forma, net sales for the three month period ended June 30, 1998 decreased $640, or 2.1%. Net sales of heavy truck products, aluminum products, suspension systems, and OEM products increased $3,014, or 25.8%, while net sales of custom and aftermarket plastic and fiberglass products were $3,654, or 19.4%, below last year's pro forma comparable period. The majority of plastic and fiberglass products were below the comparable pro forma period with the largest product line shortfall in fiberglass running boards. The decline in the plastic and fiberglass product lines corresponded to a drop in sales to warehouse distributors that are realizing more competition from original equipment manufactures and retail chains. During the same period, net sales of toolboxes and heavy truck products were up 99.0% and 21.8%, respectively, as a result of new product lines and new customers.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended June 30, 1998 was 31.1% compared to 34.8% for the three months ended June 30, 1997. The gross profit margin for the three months ended June 30, 1997 on a pro forma basis was 34.4%. The 3.3 percentage points decrease in gross margin in 1998 compared to pro forma 1997 was attributable to product promotions for aftermarket plastic and fiberglass products, a shift in product sales mix, raw material and labor rate increases, absorbing fixed warehouse, distribution, and manufacturing costs that do not immediately decrease with a corresponding drop in sales, and the added costs of new facilities in Illinois and Indiana.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2,940, or 9.8% of net sales for the three month period ended June 30, 1998, compared to $1,075 or 8.9% of net sales for the comparable three month period ended June 30, 1997. On a pro forma basis for 1997, general and administrative expenses were $2,721 or 8.9% of net sales. The increase of $219 for the three months ended June 30, 1998 over the 1997 comparable pro forma period was due to salary increases, training and implementation of a new information system, personnel recruiting and relocations, relocation of the Oklahoma tonneau production to Illinois, and a contractual indemnification of a legal judgment against a former shareholder on the sale of his stock. These increases have been partially offset by reduced professional fees and bonuses.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3,413 or 11.4% of net sales for the three month period ended June 30, 1998, compared to $1,790, or 14.8% of net sales, for the three month period ended June 30, 1997. Selling and marketing expenses were $3,718, or 12.2% of net sales for the 1997 comparable pro forma period. The decrease of $305 in 1998 from the 1997 pro forma period is the result of reductions in variable selling expenses such as cooperative customer advertising and commissions that decreased proportionately with a commensurate drop in aftermarket plastic and fiberglass net sales.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $694, or 2.3% of net sales for the three months ended June 30, 1998, compared to $333 or 2.7% of net sales for the three month period ended June 30, 1997. On a pro forma basis, research and development expenses were $641, or 2.1% of net sales for the three months ended June 30, 1997. The increase of $53 between the three month period ended June 30, 1998 and the pro forma three month period ended June 30, 1997 was due to increased personnel and development costs for new products and applications.

AMORTIZATION OF INTANGIBLES: Amortization expense was $586 for the three month period ended June 30, 1998, compared to $31 for the three month period ended June 30, 1997. On a pro forma basis, amortization was $601 for the three months ended June 30, 1997. The increase in amortization in 1998 and pro forma 1997 over actual 1997 reflects the increased goodwill associated with the Acquisition.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was $1,366 of expense for the three month period ended June 30, 1998, compared to $105 of income for the three month period ended June 30, 1997. On a pro forma basis for 1997, other income (expense), net, was $1,366 of expense. The increase in expense in 1998 and pro forma 1997 over actual 1997 reflects the increased interest on borrowings related to the Acquisition and the reduction of interest income due to the use of the Company's cash reserves to help fund the Acquisition.

INCOME TAX EXPENSE (BENEFIT): The Company recorded a tax expense for the three months ended June 30, 1998, resulting in an effective income tax rate of 44.7% compared to 26.2% for the three months ended June 30, 1998. The Company's effective tax rate is substantially higher than the comparable prior period and higher than the statutory federal income tax rate of 34% due to amortization of non-deductible goodwill recorded in connection with the Acquisition and the elimination of tax exempt interest generated from marketable securities in the prior year.

NET INCOME PER SHARE: The Company's net income for the three months ended June 30, 1998 decreased $641 to $163, or $.02 per share, from a net income of $804, or $.18 per share, for the three months ended June 30, 1997. On a pro forma basis, net income was $736, or $.17 per share, for the comparable period of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 (ACTUAL AND PRO FORMA):


NET SALES: Net sales for the six month period ended June 30, 1998 were $57,082, an increase of $34,529 over net sales of $22,553 for the six month period ended June 30, 1997, reflecting the consolidation of Deflecta-Shield's results in 1998. Compared to 1997 pro forma, net sales for the six month period ended June 30, 1998 decreased $789, or 1.4%. While net sales improved by $4,848, or 21.2%, in heavy truck products, aluminum products, suspension systems, and OEM products, net sales of custom and aftermarket plastic and fiberglass products were $5,637, or 16.1%, below last year's pro forma comparable period. The majority of plastic and fiberglass products were below the comparable pro forma period with the largest decline in fiberglass running boards. The decline in the plastic and fiberglass product lines corresponded to a drop in sales to warehouse distributors that are realizing more competition from original equipment manufactures and retail chains. During the same period, net sales of toolboxes and heavy truck products were up 74.9% and 21.6%, respectively, as a result of new product lines and new customers.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the six months ended June 30, 1998 was 30.2% compared to 34.3% for the six months ended June 30, 1997. The gross profit margin for the six months ended June 30, 1997 on a pro forma basis was 32.8%. The 2.6 percentage points decrease in gross margin in 1998 compared to pro forma 1997 was attributable to product promotions for aftermarket plastic and fiberglass products, absorbing fixed warehouse, distribution, and manufacturing costs that do not immediately decrease with a corresponding drop in sales, added costs of new facilities, and the incremental impact of inventory write-offs from recording inventories at fair market value as a result of the acquisition and merger with Deflecta-Shield.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $5,507, or 9.6% of net sales for the six month period ended June 30, 1998, compared to $2,207 or 9.8% of net sales for the comparable six month period ended June 30, 1997. On a pro forma basis for 1997, general and administrative expenses were $5,490, or 9.5% of net sales. The slight increase of $17 for the six months ended June 30, 1998 over the 1997 comparable pro forma period is due to salary increases, training and implementation of a new information system, personnel recruiting and relocations, relocation of the Oklahoma tonneau production to Illinois, and a contractual indemnification of a legal judgment against a former shareholder on the sale of his stock. These increases have been partially offset by reductions in expenses for professional fees, headcount, and bonuses.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $6,689 or 11.7% of net sales for the six month period ended June 30, 1998, compared to $3,267, or 14.5% of net sales for the six month period ended June 30, 1997. Selling and marketing expenses were $6,892, or 11.9% of net sales for the 1997 comparable pro forma period. The decrease in 1998 of $203 from the 1997 pro forma period was the result of reductions in variable selling expenses such as cooperative customer advertising and commissions that decrease proportionately with sales volumes primarily in aftermarket plastic and fiberglass net sales.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $1,450, or 2.5% of net sales for the six months ended June 30, 1998, compared to $659 or 2.9% of net sales for the six month period ended June 30, 1997. On a pro forma basis, research and development expenses were $1,259, or 2.2% of net sales for the six months ended June 30, 1997. The increase of $191 between the six month period ended June 30, 1998 and the pro forma six month period ended June 30, 1997 was due to increased personnel and development costs for new products and applications.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,167 for the six month period ended June 30, 1998, compared to $62 for the six month period ended June 30, 1997. On a pro forma basis, amortization was $1,221 for the six months ended June 30, 1997. The increase in amortization in 1998 and pro forma 1997 over actual 1997 reflects the increased goodwill associated with the Acquisition.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was $2,657 of expense for the six month period ended June 30, 1998, compared to $169 of income for the six month period ended June 30, 1997. On a pro forma basis for 1997, other income (expense), net, was $2,602 of expense. The increase in expense in 1998 and pro forma 1997 over actual 1997 reflects the increased interest on borrowings related to the Acquisition and the reduction of interest income due to the use of the Company's cash reserves to help fund the Acquisition.

INCOME TAX EXPENSE (BENEFIT): The Company recorded a tax benefit for the six months ended June 30, 1998, resulting in an effective income tax rate of 53.8% compared to 26.0% for the six months ended June 30, 1998. The Company's effective tax rate is substantially higher than the comparable prior period and higher than the statutory federal income tax rate of 34.0% due to amortization of non-deductible goodwill recorded in connection with the Acquisition and the elimination of tax exempt interest generated from marketable securities in the prior year.

NET INCOME PER SHARE: The Company's net income for the six months ended June 30, 1998 decreased $1,369 to a net loss of $98, or $.02 per share, from a net income of $1,271, or $.29 per share, for the six months ended June 30, 1997. On a pro forma basis, net income was $768, or $.18 per share, for the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities for the six months ended June 30, 1998 was $6,577 compared to cash provided by operating activities of $2,221 for the six months ended June 30, 1997. The significant cash used in operating activities in 1998 reflects the net loss for the six months and the payment of Acquisition related liabilities in 1998, such as the settlement of Deflecta-Shield stock options and acquisition fees.

Cash used in investing activities were $3,723 and $2,563 for the six months ended June 30, 1998 and 1997, respectively. The 1998 amount principally reflects aggregate payments of $2,840 to purchase the remaining 1.2% of Deflecta-Shield common stock on February 27, 1998 and the payment of direct acquisition costs. In addition, the Company purchased property and equipment of $1,602 in the first six months of 1998.

Net cash provided by financing activities for the six months ended June 30, 1998 was $5,150. Cash provided by financing activities reflected the increased borrowings under the Company's $87,000 loan facility to pay off its "interim" or "short-term" tender loan facilities and Deflecta-Shield's revolving credit loan, and finance the remaining Acquisition costs and Acquisition-related expenses.

The Company expects to fund its operations through operating cash flow and the use of a $30,000 revolving credit line based on an eligible percentage of inventories and receivables. As of June 30, 1998, the Company had borrowed $14,140 and had availability of $15,860 under the credit facility.

The Company believes that its revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. As of June 30, 1998, the Company was not in compliance with one of the financial covenants of its credit agreement between the Company and Heller Financial, Inc. ("Lender"). The Company has received a waiver from the Lender for the covenant violation. The Company anticipates that certain financial covenants will be modified prior to the end of third quarter 1998.

In addition, individual acquisitions of less than $5,000 can be financed under the $15,000 Acquisition line. For any significant future acquisitions or capital expenditures, the Company will be required to raise funds through re-negotiation of the current facility, a new credit facility or new equity offerings. While the Company remains committed to continued growth through acquisitions and continues to evaluate acquisitions, the Company currently is not actively engaged in negotiations regarding any acquisitions.

In July 1998, the Company issued a press release announcing that it will construct a 104,000 square foot addition to its corporate headquarters in Anoka, Minnesota with a completion date in early 1999. The expansion which will be financed from its revolving credit facility at a cost of approximately $4.2 million will allow for the consolidation of its 130,000 square foot distribution facility currently located in Indianola, Iowa.

The Company is currently underway with the necessary software conversion and programming modifications to comply with the Year 2000 computer software issues for significant portions of its software and computer systems. Costs to be incurred for Year 2000 compliant systems were estimated at approximately $700,000 over 1998 and 1999 of which a portion will be capitalized and the remainder charged to earnings in the respective years. The Company does not expect these activities to materially impact earnings.

OUTLOOK:

The acquisition of Deflecta-Shield brings to the Company significant new product lines and operational strengths to address new market channels. Historically, Lund had distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, both the national automotive retailers and OEMs are participating in the distribution of automotive appearance accessories. The consolidation of Lund and Deflecta-Shield provides the Company with the ability to integrate Lund's design and marketing strengths with Deflecta-Shield's operational and engineering strengths, ultimately allowing the Company to effectively participate with the traditional warehouse distributors as well as the automotive retail and OEM channels.

The shifting of a portion of sales away from warehouse distributors to retail and OEM channels has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the Company's plastic and fiberglass product lines. The Company currently has a strong presence with the majority of the warehouse distributors and is looking to maintain its relationships with them by responding to their need for competitively priced products. This may require some changes in the Company's product lines and product mix. The Deflecta-Shield acquisition brings an increased OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors. The Company is currently rolling out a retail sales program to the major retail automotive chains, which are integrating accessories into their product offerings. Management believes future growth will come from both OEM and retail channels, while maintaining a leadership position with the warehouse distributors.

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

During 1998, the Company will incur expenditures to maximize the synergistic benefits it hopes to obtain from the Deflecta-Shield acquisition by consolidating and internalizing bug shield production, consolidating operations with Deflecta-Shield's existing cut and sew operations, integrating information systems into a single platform, centralizing accounting and combining the aftermarket marketing and sales functions. The full potential of the Acquisition savings will not be realized until 1999 at the earliest.

EFFECTS OF INFLATION:

Although increases in costs of certain materials and labor could adversely affect operations, the Company generally has been able to increase its selling prices to offset increased costs. Price competition, however, particularly in the plastic and fiberglass product lines, could affect the ability of the Company to increase its selling prices and thus such increased costs may be absorbed by the Company and have an impact on gross profit.

FORWARD LOOKING STATEMENTS:

Statements made herein relating to future financial results, the effects of the Acquisition, company operations, trends and market analysis, Year 2000 compliance, among others, and statements which use the words "believe", "anticipate", "expect", or similar words, are forward-looking statements made under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. Among the factors that could cause anticipated results of the Acquisition to differ materially are the following: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate Lund and Deflecta-Shield or to control costs associated with such integration; and the representations, warranties and covenants made in the merger agreement proving to be materially untrue. In addition, both Lund's and Deflecta-Shield's business and operations (and anticipated results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  On April 21, 1998, the Company held its annual meeting of stockholders. At the meeting, Lawrence C. Day, David E. Dovenberg, Ira D. Kleinman, William J. McMahon, Robert R. Schoeberl, Dennis W. Vollmershausen and Harvey J. Wertheim were elected to serve as directors of the Company for 1998. The Company's 1998 Stock Option Incentive Plan and the conversion of the Company's Series A Preferred Stock and terms of the Class B-1 Common Stock were approved. The appointment of PricewaterhouseCoopers LLP (Coopers & Lybrand L.L.P. prior to its July 1, 1998 merger with Price Waterhouse LLP) as the Company's independent accountants for 1998 was also approved.

                  The following table provides the number of votes for, against, withheld, as well as the number of abstentions and broker non-votes as to each matter submitted to a vote of stockholders at the meeting.

Matter:

                                                           Withheld                                            Broker
      Election of Directors                For             Authority        Against        Abstention         Non-Votes
----------------------------------- ------------------- ---------------- -------------- ------------------ ----------------
Lawrence C. Day                          4,511,543          25,793
David E. Dovenberg                       4,512,483          24,853
Ira D. Kleinman                          4,511,383          25,953
William J. McMahon                       4,513,043          24,293
Robert R. Schoeberl                      4,512,643          24,693
Dennis W. Vollmershausen                 4,511,443          25,893
Harvey J. Wertheim                       4,513,083          24,253

Approval of the 1998 Stock Option        3,517,441                          238,703            10,433          770,759
Incentive Plan

Approval of the Conversion of            3,694,649                           57,810            14,118          770,759
Series A Preferred Stock and
Terms of the Class B-1 Common
Stock

Approval of Independent                  4,516,353                            7,540            13,443
Accountants


Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits:

                  15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

                  10.63 Employment letter between the Company and Richard D. Minehart, Jr.

                  10.64   Employment letter between the Company and Ronald C.
                          Fox.

                  27.1    Financial Data Schedule

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1998

                               LUND INTERNATIONAL HOLDINGS, INC.
                               (Registrant)



                               By:   /s/ William J. McMahon
                                   ---------------------------------------------
                                        William J. McMahon
                                        President and Chief Executive Officer

                               By:   /s/ Ronald C. Fox
                                   ---------------------------------------------
                                        Ronald C. Fox
                                        Chief Financial Officer