Form 10-Q
period 1998-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 1998-11-16
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 1998

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

As of November 16, 1998, 5,263,370 shares of the registrant's common stock, $.10 par value, and 1,493,398 shares of the Company's Class B-1 common stock, $.01 par value, were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                               1-2
                  At September 30, 1998 (Unaudited) and December 31, 1997

                  Consolidated Statements of Operations (Unaudited)                     3
                  Three Months ended September 30, 1998 and 1997

                  Consolidated Statements of Operations (Unaudited)                     4
                  Nine months ended September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows (Unaudited)                     5
                  Nine Months ended September 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements (Unaudited)    6-9

                  Report of Independent Accountants                                    10

Item 2.           Management's Discussion and Analysis of Financial                 11-20
                  Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                    21

Item 6.           Exhibits and Reports on Form 8-K                                     21

                  Signatures                                                           22



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                ($ in thousands)

                                             September 30,  December 31,
                                                 1998          1997
                                               --------      --------
                                             (unaudited)
ASSETS
Current assets:
     Cash and temporary cash investments       $    565      $  6,790
     Restricted cash                                 24         1,123
     Accounts receivable, net                    22,923        21,450
     Inventories                                 17,635        17,994
     Deferred income taxes                        3,107         3,517
     Other current assets                         2,743         1,591
                                               --------      --------
         Total current assets                    46,997        52,465

Property and equipment, net                      21,054        20,621
Intangibles, net                                 67,004        68,778
Restricted cash and marketable securities           547           595
Other assets                                      2,018         1,568
                                               --------      --------
         Total assets                          $137,620      $144,027
                                               ========      ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                     ($ in thousands, except per share data)

                                                                      September 30,   December 31,
                                                                          1998            1997
                                                                       ---------       ---------
                                                                      (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                           $   8,563       $   7,521
     Accrued expenses                                                      7,035          15,786
     Long-term debt, current portion                                      55,227           1,700
                                                                       ---------       ---------
         Total current liabilities                                        70,825          25,007

Long-term debt, less current portion                                       3,110          52,927
Deferred income taxes                                                      2,360           2,352
Other liabilities                                                            110           1,227
                                                                       ---------       ---------
     Total liabilities                                                    76,405          81,513
                                                                       ---------       ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value;
         authorized 2,000 shares; 1,493 issued and outstanding
         at December 31, 1997                                                 --              15
     Common stock, $.10 par value;
         authorized 25,000 shares;  5,263 issued and outstanding
         at September 30, 1998, and 5,268 issued and outstanding
         at December 31, 1997                                                526             527
     Class B common stock, $.01 par value;
         authorized 3,000 shares; 1,493 issued and outstanding
         at September 30, 1998                                                15              --
     Additional paid-in capital                                           30,856          30,884
     Unearned deferred compensation                                           --             (57)
     Retained earnings                                                    29,818          31,145
                                                                       ---------       ---------
         Total stockholders' equity                                       61,215          62,514
                                                                       ---------       ---------
         Total liabilities and stockholders' equity                    $ 137,620       $ 144,027
                                                                       =========       =========



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                              Three Months Ended
                                                September 30,
                                            1998            1997
                                          --------        --------

Net sales                                 $ 29,342        $ 10,028
Cost of goods sold                          21,326           6,624
                                          --------        --------
     Gross profit                            8,016           3,404
                                          --------        --------

Operating expenses
     General and administrative              2,909           2,304
     Selling and marketing                   3,586           1,550
     Research and development                  737             347
     Amortization of intangibles               591              43
                                          --------        --------
        Total operating expenses             7,823           4,244
                                          --------        --------

Income (loss) from operations                  193            (840)
                                          --------        --------

Other income (expense)
     Interest expense                       (1,393)            (76)
     Interest income                            23             163
     Other, net                                 10             (13)
                                          --------        --------
        Other (expense) income, net         (1,360)             74
                                          --------        --------
Loss before income taxes                    (1,167)           (766)
Income tax expense (benefit)                    62            (248)
                                          --------        --------

            Net loss                      $ (1,229)       $   (518)
                                          ========        ========

            Basic net loss
              per share                   $  (0.18)       $  (0.12)
                                          ========        ========
            Diluted net loss
              per share                   $  (0.18)       $  (0.12)
                                          ========        ========


Weighted average common shares               6,757           4,376
                                          ========        ========

Weighted average common and
     common equivalent shares                6,757           4,376
                                          ========        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                Nine Months Ended
                                                  September 30,
                                              1998            1997
                                            --------        --------

Net sales                                   $ 86,424        $ 32,581
Cost of goods sold                            61,150          21,433
                                            --------        --------
                                                            --------
     Gross profit                             25,274          11,148
                                            --------        --------

Operating expenses
     General and administrative                8,416           4,511
     Selling and marketing                    10,275           4,817
     Research and development                  2,187           1,006
     Amortization of intangibles               1,758             105
                                            --------        --------
        Total operating expenses              22,636          10,439
                                            --------        --------

Income from operations                         2,638             709
                                            --------        --------

Other income (expense)
     Interest expense                         (4,118)           (227)
     Interest income                             104             518
     Other, net                                   (3)            (48)
                                            --------        --------
        Other (expense) income, net           (4,017)            243
                                            --------        --------
(Loss) income before income taxes             (1,379)            952
Income tax (benefit) expense                     (52)            199
                                            --------        --------

            Net (loss) income               $ (1,327)       $    753
                                            ========        ========

            Basic net (loss) income
              per share                     $  (0.22)       $   0.17
                                            ========        ========
            Diluted net (loss) income
              per share                     $  (0.22)       $   0.17
                                            ========        ========


Weighted average common shares                 6,150           4,375
                                            ========        ========

Weighted average common and
     common equivalent shares                  6,150           4,394
                                            ========        ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                ($ in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                     1998             1997
                                                                                   --------         --------
Cash flows from operating activities:
     Net (loss) income                                                             $ (1,327)        $    753
     Adjustments to reconcile net (loss) income to
        net cash (used in) provided by operating activities:
            Depreciation                                                              2,780              842
            Amortization                                                              2,063              184
            Deferred income taxes                                                       418               72
            Provision for (reduction in) doubtful accounts                              213              (11)
            Provision for obsolete inventories                                          123              240
            Other                                                                        43              (11)
     Changes in operating assets and liabilities:
            Accounts receivable                                                      (1,686)            (599)
            Inventories                                                                 236               87
            Other assets                                                               (784)            (256)
            Accounts payable, trade                                                    (248)             232
            Accrued expenses                                                         (6,833)             285
            Other liabilities                                                           (61)            (110)
                                                                                   --------         --------
                        Net cash (used in) provided by operating activities          (5,063)           1,708
                                                                                   --------         --------

Cash flows from investing activities:
     Purchase of Deflecta-Shield common stock                                        (2,840)              --
     Purchases of property and equipment                                             (3,280)            (895)
     Change in restricted cash and marketable securities                              1,146              107
     Purchase of marketable securities                                                   --           (9,374)
     Proceeds from sales and redemptions of marketable securities                        --            8,771
     Proceeds from sales of property and equipment                                       24               --
     Other investing activities                                                         (17)            (107)
                                                                                   --------         --------
            Net cash used in investing activities                                    (4,967)          (1,498)
                                                                                   --------         --------

Cash flows from financing activities:
     Principal payments on long-term debt                                           (52,634)            (460)
     Proceeds from long-term debt                                                    56,344               --
     Change in book overdraft                                                         1,296               --
     Proceeds from issuance of common stock                                              --               11
     Payment of other liabilities                                                      (140)             (79)
     Debt issuance costs                                                             (1,061)              --
                                                                                   --------         --------
            Net cash provided by (used in) financing activities                       3,805             (528)
                                                                                   --------         --------

            Net decrease in cash and
                        temporary cash investments                                   (6,225)            (318)

Cash and temporary cash investments:
     Beginning of period                                                              6,790              678
                                                                                   --------         --------
     End of period                                                                 $    565         $    360
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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its wholly-owned subsidiaries, Deflecta-Shield Corporation (and its subsidiaries), Lund Industries, Incorporated, Lund Acquisition Corp., and Lund FSC, Inc. (collectively referred to as "Holdings" or the "Company"). The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 1997 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the six month transition period ended December 31, 1997, which were included in the Company's Transition Report on Form 10-K for the six month period ended December 31, 1997.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Acquisition of Deflecta-Shield Corporation

Effective December 30, 1997, Holdings, through a wholly-owned subsidiary, acquired Deflecta-Shield Corporation ("Deflecta-Shield"), a manufacturer of fiberglass, plastic and aluminum appearance accessories and supplier of suspension systems for light trucks. Deflecta-Shield also supplies accessories to the heavy truck market. The aggregate purchase price of $78,919 represents cash paid of $76,800 for 100% of the outstanding shares of Deflecta-Shield common stock at $16 per share and direct acquisition costs of $2,119. As of December 31, 1997, the Company had paid $75,879 in cash to acquire 98.8% of the outstanding shares of Deflecta-Shield. During the three months ended March 31, 1998, the Company made payments of $921 to purchase the remaining 1.2% of Deflecta-Shield common stock.

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


                                            Three Months Ended      Nine Months Ended
                                            September 30, 1997      September 30, 1997
                                            ------------------      ------------------
Net sales                                      $28,442                 $86,313
Net loss                                        (2,570)                   (317)
Basic and diluted net income per share            (.38)                   (.05)


C - Inventories

Inventories consisted of the following:

                                                 September 30, 1998      December 31, 1997
                                                 ------------------      ------------------
Raw materials                                        $ 9,526                $  9,949
Finished goods and work in process                     8,109                   8,045
                                                 ------------------      ------------------
                                                     $17,635                $ 17,994
                                                 ==================      ==================


D - Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", and has disclosed basic and diluted net income (loss) per share for the three and nine months ended September 30, 1998 and 1997, in accordance with this standard. The Company incurred a net loss for the three and nine months ended September 30, 1998 and, accordingly, excluded common equivalent shares from the diluted earnings per share computation as their effect is anti-dilutive. The Company was profitable for the nine months ended September 30, 1997, consequently, the calculation of diluted income per share includes 19,000 of common equivalent shares representing the dilutive impact of stock options. At September 30, 1998, the Company had 559,200 stock options outstanding that may be dilutive in future periods.

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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

F - New Accounting Standards

In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". This standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by or distributions to stockholders. Comprehensive income for the Company includes net income (loss), and the changes in unrealized holding gains (losses) on marketable securities that are charged or credited to the respective account within stockholders' equity. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows (in thousands):

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30                              September 30
                                                        1998                 1997                 1998              1997
                                                    --------------       -------------         ------------     ----------
Net (loss) income                                     $(1,229)             $ (518)               $(1,327)        $ 753
Changes in unrealized holding gains
       on marketable securities                             0                  40                      0            65
                                                    --------------       -------------         ------------     ----------
                                                      $(1,229)             $ (478)               $(1,327)        $ 818
                                                    ==============       =============         ============     ==========

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

G - Stock Transaction

In April 1998, the 1,493,398 shares of Series A Preferred Stock outstanding at December 31, 1997 were converted on a one-to-one basis to Class B-1 common stock.

H - Credit Agreement

As of September 30, 1998, the Company was not in compliance with several of the financial covenants of its credit agreement between the Company and Heller Financial, Inc. ("Lender"). In November 1998, the Company received a waiver of the violations that have occurred through September 30, 1998. The Company does not believe that it will be in compliance with all of the financial covenants under the current credit agreement in the fourth quarter of 1998. Accordingly, as required by generally accepted accounting principles, the Company has classified all borrowings as of September 30, 1998 under the credit agreement with the Lender as a current liability. The Company is currently in negotiations to restructure its current financing, including the financial covenants included herein, as well as to finance the Company's proposed acquisition of Ventshade Holdings, Inc. (See Note I)

I - Subsequent Event

On November 4, 1998, the Company announced an agreement in principle under which Lund International Holdings, Inc. will acquire 100% of the capital stock of Ventshade Holdings, Inc., the parent of Auto Ventshade Company for $66 million in cash. Auto Ventshade Company, headquartered in Lawrenceville, GA, is a leading manufacturer and supplier of window shades, hood shields, light covers, and other accessories for light trucks, sport utility vehicles, and passenger cars.



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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of September 30, 1998, the related consolidated statements of operations for the three months and nine months ended September 30, 1998 and 1997, and consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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



Minneapolis, Minnesota
November 12, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL OVERVIEW:

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated and its subsidiaries ("Lund") and Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), designs, manufactures, markets and distributes appearance automotive aftermarket accessories and other products for light trucks, sport utility vehicles and vans ("light trucks") and for heavy trucks. The products directed at the light truck market include visors, bug shields/hood protectors, running boards, tonneau covers and other appearance accessories. In addition, Deflecta-Shield is a leading original equipment manufacturer ("OEM") and supplier to the OEMs aftermarket accessory divisions for light truck and heavy truck markets and also supplies suspension systems for light trucks.

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

During 1997, in connection with the Acquisition, the Company entered into a credit facility syndicated to ten financial institutions for an aggregate of $87 million. At September 30, 1998, the Company had drawn down $41.2 million outstanding against the term loan component and $13.24 million against the $30 million revolver component of the credit facility. The credit facility also includes an acquisition facility of $15 million.

In September 1997, the Company's Board of Directors approved a change in fiscal year end from June 30 to December 31.

RESULTS OF OPERATIONS:

(In thousands, except earnings per share)

Certain pro forma information is included for comparative purposes. The pro forma information assumes the Acquisition was completed on January 1, 1997.

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations and pro forma operations for the periods indicated.

The pro forma information gives effect to the Company's acquisition of Deflecta-Shield and the financing thereof as if such transactions occurred on January 1, 1997. In addition, the pro forma information excludes the non-recurring transaction costs incurred by the Company and the restructuring costs incurred by Deflecta-Shield in the third quarter of 1997. The pro forma information is included for comparison purposes and is not necessary indicative of the results of operations that would have actually been achieved.


                                                                      Three Months Ended
                                   -------------------------------------------------------------------------------------------------
                                      September 30, 1998               September 30, 1997            Pro Forma September 30, 1997
                                   -----------------------------    -----------------------------     ------------------------------
Net sales                            $ 29,342            100.0%      $ 10,028            100.0%      $ 28,442            100.0%
Gross profit                            8,016             27.3          3,404             33.9          9,416             33.1
General and administrative              2,909              9.9          2,304             22.9          2,523              8.9
Selling and marketing                   3,586             12.2          1,550             15.5          3,600             12.6
Research and development                  737              2.5            347              3.5            757              2.7
Amortization of intangibles               591              2.1             43               .4            601              2.1
                                     --------         --------       --------         --------       --------         --------
Income (loss) from operations             193               .6           (840)            (8.4)         1,935              6.8
Other income (expense), net            (1,360)            (4.6)            74               .7         (1,387)            (4.9)
Income tax (benefit) expense               62               .2           (248)            (2.5)           270               .9
                                     --------         --------       --------         --------       --------         --------
Net (loss) income                    $ (1,229)            (4.2%)     $   (518)            (5.2%)     $    278              1.0%
                                     ========         ========       ========         ========       ========         ========

                                                                         Nine Months Ended
                                    -----------------------------------------------------------------------------------------
                                        September 30, 1998             September 30, 1997        Pro Forma September 30, 1997
                                    --------------------------      -------------------------     --------------------------
Net sales                           $ 86,424            100.0%      $ 32,581           100.0%     $ 86,313            100.0%
Gross profit                          25,274             29.2         11,148            34.2        28,392             32.9
General and administrative             8,416              9.7          4,511            13.8         8,013              9.3
Selling and marketing                 10,275             11.9          4,817            14.8        10,493             12.2
Research and development               2,187              2.5          1,006             3.1         2,015              2.3
Amortization of intangibles            1,758              2.1            105              .3         1,822              2.1
                                    --------         --------       --------        --------      --------         --------
Income from operations                 2,638              3.0            709             2.2         6,049              7.0
Other income (expense), net           (4,017)            (4.6)           243              .7        (3,989)            (4.6)
Income tax (benefit) expense             (52)             (.1)           199              .6         1,014              1.2
                                    --------         --------       --------        --------      --------         --------
Net (loss) income                   $ (1,327)            (1.5%)     $    753             2.3%     $  1,046              1.2%
                                    ========         ========       ========        ========      ========         ========


The following tables set forth the Company's net sales by product line:

                                                                         Three Months Ended
                                 ---------------------------------------------------------------------------------------------------
                                      September 30, 1998               September 30, 1997            Pro Forma September 30, 1997
                                 -----------------------------    -----------------------------     --------------------------------
Light Truck Accessories:
Hood Shields/Bug
  Deflectors                         $7,318          24.9%             $2,400         23.9%              $6,979          24.5%
Running Boards                        3,068          10.5               1,432          14.3               3,407           12.0
External Visors                       3,222          11.0               3,263          32.5               3,452           12.1
Tool Boxes                            3,185          10.9                 N/A          N/A                1,624            5.7
Tonneau Covers                        1,387           4.7                 974           9.7               1,238            4.4
Other External Light Truck
  Appearance Accessories              4,838          16.5               1,959          19.6               4,881           17.2
                                      -----          ----               -----          ----               -----           ----
Light Truck Products                 23,018          78.5              10,028         100.0              21,581           75.9
Suspension Products                   2,127           7.2                 N/A           N/A               2,709            9.5
Heavy Truck Products                  4,197          14.3                 N/A           N/A               4,152           14.6
                                      -----          ----                 ---           ---                -----          ----
Total                               $29,342         100.0%            $10,028         100.0%            $28,442          100.0%
                                    =======         ======            =======         =====             =======          ======



                                                                         Nine Months Ended
                                 ---------------------------------------------------------------------------------------------------
                                      September 30, 1998               September 30, 1997            Pro Forma September 30, 1997
                                 -----------------------------    -----------------------------     --------------------------------
Light Truck Accessories:
Hood Shields/Bug
  Deflectors                      $21,642           25.0%      $ 7,787           23.9%      $21,852           25.3%
Running Boards                     10,403           12.0         6,050           18.6        12,898           14.9
External Visors                     9,642           11.2         9,832           30.2        10,432           12.1
Tool Boxes                          7,976            9.2           N/A            N/A         4,363            5.0
Tonneau Covers                      3,769            4.4         2,512            7.7         3,340            3.9
Other External Light Truck
  Appearance Accessories           12,831           14.9         6,400           19.6        14,375           16.7
                                  -------        -------       -------        -------       -------        -------
Light Truck Products               66,263           76.7        32,581          100.0        67,260           77.9
Suspension Products                 7,552            8.7           N/A            N/A         7,984            9.3
Heavy Truck                        12,609           14.6           N/A            N/A        11,069           12.8
                                  -------        -------       -------        -------       -------        -------
Total                             $86,424          100.0%      $32,581          100.0%      $86,313          100.0%
                                  =======        =======       =======        =======       =======        =======


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (ACTUAL AND PRO FORMA):

NET SALES: Net sales for the three month period ended September 30, 1998 were $29,342, an increase of $19,314 over net sales of $10,028 for the three month period ended September 30, 1997, reflecting the consolidation of Deflecta-Shield's results in 1998. Compared to 1997 pro forma results, net sales for the three month period ended September 30, 1998 increased $900, or 3.2%. Net sales of light and heavy truck accessory products increased $1,482, or 5.8%, and net sales of suspension products were $582, or 21.5%, below last year's pro forma comparable period. In the light truck product category, net sales of aluminum accessory products (toolboxes and running boards) were up 59.2% as a result of new product lines and new customers compared to the comparable pro forma period. While net sales of hood shields and tonneau covers increased 6.0%, other plastic and fiberglass products were below the comparable pro forma period with the majority of the shortfall occurring in fiberglass running boards. The decline in the plastic and fiberglass product lines corresponded to a drop in sales to warehouse distributors, which are realizing more competition from original equipment manufacturers and retail chains.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended September 30, 1998 was 27.3% compared to 33.9% for the three months ended September 30, 1997. The gross profit margin for the three months ended September 30, 1997 on a pro forma basis was 33.1%. The 5.8 percentage points decrease in gross margin in 1998 compared to pro forma 1997 is attributable to product promotions for aftermarket plastic and fiberglass products, product rationalization costs, a sales mix shift to lower margin products, labor rate increases, increased product returns resulting from rationalizing product lines, added overhead costs of new facilities in Illinois and Indiana, and reduced fixed overhead absorption due to lower production levels in aftermarket plastic and fiberglass products in order to reduce inventory levels in those product lines.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2,909, or 9.9% of net sales for the three month period ended September 30, 1998, compared to $2,304 or 22.9% of net sales for the comparable three month period ended September 30, 1997. On a pro forma basis for 1997, general and administrative expenses were $2,523 or 8.9% of net sales. The increase of $386 for the three months ended September 30, 1998 over the 1997 comparable pro forma period is due to personnel increases in heavy truck operations, salary increases, management fees from Harvest Partners, training and implementation of a new information system, and non-recurring personnel severance costs. These increases have been partially offset by reduced bonus accruals.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3,586 or 12.2% of net sales for the three month period ended September 30, 1998, compared to $1,550, or 15.5% of net sales, for the three month period ended September 30, 1997. Selling and marketing expenses were $3,600, or 12.6% of net sales for the 1997 comparable pro forma period. The small drop of $14 in 1998 from the 1997 pro forma period is the result of higher spending in 1997 for magazine advertising and catalog costs in suspension products.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $737, or 2.5% of net sales for the three months ended September 30, 1998, compared to $347 or 3.5% of net sales for the three month period ended September 30, 1997. On a pro forma basis, research and development expenses were $757, or 2.7% of net sales for the three months ended September 30, 1997. The decrease of $20 between the three month period ended September 30, 1998 and the pro forma three month period ended September 30, 1997 is the result of a temporary decline in research and development personnel.

AMORTIZATION OF INTANGIBLES: Amortization expense was $591 for the three month period ended September 30, 1998, compared to $43 for the three month period ended September 30, 1997. On a pro forma basis, amortization was $601 for the three months ended September 30, 1997. The increase in amortization in 1998 and pro forma 1997 over actual 1997 reflects the increased goodwill associated with the Acquisition.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was $1,360 of expense for the three month period ended September 30, 1998, compared to $74 of income for the three month period ended September 30, 1997. On a pro forma basis for 1997, other income (expense), net, was $1,387 of expense. The increase in expense in 1998 and pro forma 1997 over actual 1997 reflects the increased interest on borrowings related to the Acquisition and the reduction of interest income due to the use of the Company's cash reserves to help fund the Acquisition.

INCOME TAX EXPENSE (BENEFIT): The Company's effective tax rate has substantially changed from the prior period and statutory federal income tax rate of 34% due to amortization of non-deductible goodwill recorded in connection with the Acquisition and the elimination of tax exempt interest generated from marketable securities in the prior year. The tax expense for the three months ended September 30, 1998 reflects an adjustment in the Company's annual effective income tax rate.

NET INCOME PER SHARE: The Company's net loss for the three months ended September 30, 1998 increased $711 to $1,229, or $.18 per share, from a net loss of $518, or $.12 per share, for the three months ended September 30, 1997. On a pro forma basis, net income was $278, or $.06 per share, for the comparable period of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (ACTUAL AND PRO FORMA):


NET SALES: Net sales for the nine month period ended September 30, 1998 were $86,424, an increase of $53,843 over net sales of $32,581 for the nine month period ended September 30, 1997, reflecting the consolidation of Deflecta-Shield's results in 1998. Compared to 1997 pro forma, net sales for the nine month period ended September 30, 1998 increased $111, or .1%. Net sales of heavy truck accessory products increased $1,540, or 13.9%, suspension products decreased $432, or 5.4%, and light truck accessory products decreased $997, or 1.5%. Within light truck products, new product lines and new customers pushed sales of aluminum accessories up 52.1%. While net sales of tonneau covers increased $429, or 12.8%, plastic and fiberglass products were 8.2% below the comparable pro forma period, with the majority of the decline in fiberglass running boards, external visors, and other appearance accessories. The decline in the plastic and fiberglass product lines corresponds to a drop in sales to the warehouse distributor market channel that is realizing more competition from original equipment manufacturers and retail chains. In addition, fiberglass running boards are facing competition from the interchangeable metal tubular products.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the nine months ended September 30, 1998 was 29.2% compared to 34.2% for the nine months ended September 30, 1997. The gross profit margin for the nine months ended September 30, 1997 on a pro forma basis was 32.9%. The 3.7 percentage points decrease in gross margin in 1998 compared to pro forma 1997 was attributable to product promotions for aftermarket plastic and fiberglass products, a sales mix shift to lower margin products, labor rate increases, increased product returns resulting from rationalizing product lines, added overhead costs of new facilities in Illinois and Indiana, reduced fixed overhead absorption due to lower production levels in aftermarket plastic and fiberglass products in order to reduce inventory levels in those product lines, and the incremental $572,000 impact of inventory write-offs from recording inventories at fair market value as a result of the Acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $8,416 or 9.7% of net sales for the nine month period ended September 30, 1998, compared to $4,511 or 13.8% of net sales for the comparable nine month period ended September 30, 1997. On a pro forma basis for 1997, general and administrative expenses were $8,013, or 9.3% of net sales. The increase of $403 for the nine months ended September 30, 1998 over the 1997 comparable pro forma period is due to salary increases, management fees, training and implementation of a new information system, and non-recurring personnel severance costs, recruiting and relocations, relocation of the Oklahoma tonneau production to Illinois, and a contractual indemnification of a legal judgment against a former shareholder on the sale of his stock. These increases have been partially offset by reductions in expenses for professional fees, headcount, and bonuses.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $10,275 or 11.9% of net sales for the nine month period September 30, 1998, compared to $4,817, or 14.8% of net sales for the nine month period ended September 30, 1997. Selling and marketing expenses were $10,493 or 12.2% of net sales for the 1997 comparable pro forma period. The decrease in 1998 of $218 from the 1997 pro forma period was the result of synergistic reductions in spending and personnel resulting from merging the sales and marketing groups of Lund and Deflecta-Shield.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $2,187, or 2.5% of net sales for the nine months ended September 30, 1998, compared to $1,006 or 3.1% of net sales for the nine month period ended September 30, 1997. On a pro forma basis, research and development expenses were $2,015, or 2.3% of net sales for the nine months ended September 30, 1997. The increase of $172 between the nine month period ended September 30, 1998 and the pro forma nine month period ended September 30, 1997 was due to increased personnel and development costs for new products and applications.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,758 for the nine month period ended September 30, 1998, compared to $105 for the nine month period ended September 30, 1997. On a pro forma basis, amortization was $1,822 for the nine months ended September 30, 1997. The increase in amortization in 1998 and pro forma 1997 over actual 1997 reflects the increased goodwill associated with the Acquisition.

OTHER INCOME (EXPENSE), NET: Other income (expense), net, was $4,017 of expense for the nine month period ended September 30, 1998, compared to $243 of income for the nine month period ended September 30, 1997. On a pro forma basis for 1997, other income (expense), net, was $3,989 of expense. The increase in expense in 1998 and pro forma 1997 over actual 1997 reflects the increased interest on borrowings related to the Acquisition and the reduction of interest income due to the use of the Company's cash reserves to help fund the Acquisition.

INCOME TAX EXPENSE (BENEFIT): The Company's effective tax rate has substantially changed from the prior period and statutory federal income tax rate of 34% due to amortization of non-deductible goodwill recorded in connection with the Acquisition and the elimination of tax exempt interest generated from marketable securities in the prior year.

NET INCOME PER SHARE: The Company's net income for the nine months ended September 30, 1998 decreased $2,080 to a net loss of $1,327, or $.22 per share, from a net income of $753, or $.17 per share, for the nine months ended September 30, 1997. On a pro forma basis, net income was $1,014, or $.24 per share, for the comparable period of 1997.


LIQUIDITY AND CAPITAL RESOURCES:

 Cash used in operating activities for the nine months ended September 30, 1998 was $5,063 compared to cash provided by operating activities of $1,708 for the nine months ended September 30, 1997. The significant cash used in operating activities in 1998 reflects the net loss for the nine months, increased trade accounts receivable, and the payment of Acquisition related liabilities in 1998, such as the settlement of Deflecta-Shield stock options and acquisition fees.

Cash used in investing activities was $4,967 and $1,498 for the nine months ended September 30, 1998 and 1997, respectively. The 1998 amount principally reflects aggregate payments of $2,840 to purchase the remaining 1.2% of Deflecta-Shield common stock on February 27, 1998 and the payment of direct acquisition costs. In addition, the Company purchased property and equipment of $3,280 in the first nine months of 1998.

Net cash provided by financing activities for the nine months ended September 30, 1998 was $3,805. Cash provided by financing activities reflected the increased borrowings under the Company's $87,000 loan facility to pay off its interim tender loan facility and Deflecta-Shield's revolving credit loan, and finance the remaining Acquisition costs and Acquisition-related expenses.

The Company expects to fund its operations through operating cash flow and the use of a revolving credit line. As of September 30, 1998, the Company had borrowed $13,242 and had availability of $16,758 under its current credit facility. The Company believes that operating cash flows and borrowings under a revolving credit facility will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. However, the Company will require additional capital to finance the acquisition of Ventshade Holdings, Inc. In July 1998, the Company announced that it will construct a 104,000 square foot addition to its corporate headquarters in Anoka, Minnesota with a completion date in early 1999. The expansion, which will be financed from its revolving credit facility at a cost of approximately $4.2 million, will allow for the consolidation of its 130,000 square foot distribution facility currently located in Indianola, Iowa.

As of September 30, 1998, the Company was not in compliance with the financial covenants of its credit agreement between the Company and Heller Financial, Inc. ("Lender"). The Company has received a waiver from the Lender for the covenant violations. Because the Company does not anticipate that it will be able to comply with the Lender's financial covenants, as currently defined, prior to the end of fourth quarter 1998, the Lender's long term debt has been reclassified to short term in the Company's consolidated balance sheet. However, in conjunction with the Company's agreement in principle to acquire 100% of the capital stock of Ventshade Holdings, Inc., the Company plans to restructure its debt and expects to modify the related financial covenants. As a part of the transaction, Harvest Partners, a New York private equity investment firm, and affilitated entities of Harvest Partners, have committed to invest additional equity in the Company.

Under the terms of the current credit facility with the Lender, individual acquisitions of less than $5,000 can be financed under the $15,000 Acquisition line. For any significant future acquisitions, or capital expenditures, the Company will be required to raise funds through re-negotiation of the current facility, a new credit facility or new equity offerings.

YEAR 2000

Many financial information and operational systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which would have adverse consequences on the operations of an entity and the integrity of information processing. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

The Company is in process of its assessment of Y2K readiness. This is a four phased approach which addresses its information systems, production systems, non-production office support systems, vendor, and customer readiness. The phases are (i) inventory, (ii) assessment, (iii) remediation, and (iv) testing for compliance.

At the present time, the Company's IT business operating system (BPCS 4.05CD) resident on an AS400 at its corporate headquarters in Anoka, MN, is Y2K compliant. The Company has multi-state operations of which some have been converted to BPCS and, therefore, are also Y2K compliant. Presently, approximately 50% of the Company's IT multi-state operations are Y2K compliant. The remaining operations will be converted to BPCS with completion of all operations scheduled by July 1999. The Company has also constructed a wide area network (WAN) to effect the conversion and allow processing from the central processor located in Anoka. All components of the WAN are Y2K compliant.

There are numerous supporting software programs resident both on the central processor and at the desktop that have yet to be assessed. None of the Company's products that are offered for sale have electronics embedded and, therefore, there is no Y2K risk related to the sale of its products. The Company will begin its assessment of production and non-production support systems in the fourth quarter of 1998. Suppliers and customers will be polled during the first quarter of 1999. The Company plans to complete remediation and testing of all internal systems by July 1999. Contingency plans relating to customers and vendors at risk are dependent on their response to the information request.

At this time, the Company believes that its systems will be generally Year 2000 compliant in a timely manner. The business operating system is compliant now, all elements of the WAN are compliant, production systems utilizing computer controlled technology are limited and known, and non-production systems dependent on computer processing of data have been identified. The Company has between five and ten mission critical material suppliers. Lastly, the Company has approximately 100 customers, which account for a substantial portion of its sales. While vendor and customer base readiness is unknown at the present time, the Company anticipates its contingency plans will allow for systematic solutions to their issues.

Costs to be incurred for Year 2000 compliance were estimated at approximately $600 to $900 over 1998 and 1999, of which a portion will be capitalized and the remainder charged to earnings in the respective years. The Company does not expect these activities to materially impact earnings.

OUTLOOK:

In October 1998, the Company received a notice from The Nasdaq Stock Market that its shares of common stock may no longer meet the net tangible asset requirement for continued listing on the Nasdaq National Market. The Company's noncompliance with the net tangible asset requirement resulted primarily from goodwill of $61.5 million in connection with the Deflecta-Shield acquisition. The Company is preparing a response and considering appropriate measures; however, no assurance can be given that the Company will be able to avoid delisting. Although the Company believes its shares will continue to qualify for listing in the Nasdaq National Market, no assurance can be given that the trading market for the Company's shares would not be adversely affected if the Company's shares are delisted from the Nasdaq National Market.

The acquisition of Deflecta-Shield brought to the Company significant new product lines and operational strengths to address new market channels. Historically, Lund had distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, both the national automotive retailers and OEMs are participating in the distribution of automotive appearance accessories. The consolidation of Lund and Deflecta-Shield provides the Company with the ability to integrate Lund's design and marketing strengths with Deflecta-Shield's operational and engineering strengths, ultimately allowing the Company to effectively participate with the traditional warehouse distributors as well as the automotive retail and OEM channels.

The shifting of a portion of sales away from warehouse distributors to retail and OEM channels has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the Company's plastic and fiberglass product lines. The Company traditionally had a strong presence with the majority of the warehouse distributors and is attempting to maintain its relationships with them by responding to their need for competitively priced products and increased service levels.. This may require some changes in the Company's product lines and product mix. The Deflecta-Shield acquisition brings an increased OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors. In 1998, the Company began rolling out a retail sales program to the major retail automotive chains, which are integrating accessories into their product offerings. To date, however, the Company has been unable to offset the decline in sales to warehouse distributors with direct sales into the retail channel. The Company continues to address this issue and believes that it will be able to increase sales to this channel in 1999.

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

During the balance of 1998 and 1999, the Company will continue to incur expenditures to maximize the synergistic benefits it hopes to obtain from the Acquisition by consolidating and internalizing bug shield production, consolidating operations with Deflecta-Shield's existing cut and sew operations, integrating information systems into a single platform, centralizing accounting and combining the aftermarket marketing and sales functions. The full potential of the Acquisition savings will not be realized until 1999 at the earliest.

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

FORWARD LOOKING STATEMENTS:

Statements made herein relating to future financial results, the effects of the Acquisition, company operations, trends and market analysis, Year 2000 compliance, among others, and statements which use the words "believe", "anticipate", "expect", or similar words, are forward-looking statements made under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. Among the factors that could cause anticipated results of the Acquisition to differ materially are the following: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate Lund and Deflecta-Shield, or to control costs associated with such integration; and the representations, warranties and covenants made in the merger agreement proving to be materially untrue. In addition, both Lund's and Deflecta-Shield's business and operations (and anticipated results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits:

                  15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

                  10.65 Complete and permanent waiver agreement and general release of claims between the Company and Richard D. Minehart, Jr.

                  10.66 Complete and permanent waiver agreement and general release of claims between the Company and Jay M. Allsup.

                  10.67 Resignation and severance agreement between the Company and William J. McMahon.

                  10.68    Employment agreement between the Company and Dennis
                           W. Vollmershausen.


                  27.1     Financial Data Schedule

(b)               Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998

                               LUND INTERNATIONAL HOLDINGS, INC.
                               (Registrant)



                               By:      /s/ Dennis W. Vollmershausen
                                        Dennis W. Vollmershausen
                                        President and Chief Executive Officer

                               By:      /s/ Ronald C. Fox
                                        Ronald C. Fox
                                        Chief Financial Officer