Form 10-K405
period 1998-12-31
LUND INTERNATIONAL HOLDINGS INC
filed 1999-03-31
CIK 820526

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended December 31, 1998

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

                          Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 18, 1999, 6,310,782 shares of the Company's Common Stock, 1,493,398 shares of the Company's Class B-1 Common Stock and 323,830.3 shares of Series B Preferred Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 was approximately $20,128,438 based upon the last sale price of the registrant's Common Stock on such date.

Documents incorporated by reference:

Portions of the registrant's Proxy Statement are incorporated by reference into
Part III.

PART I.

Item 1. BUSINESS

General

Lund International Holdings, Inc. ("Holdings" or "the Company") was incorporated on November 10, 1986, pursuant to the Delaware General Corporation Law. Lund Industries, Incorporated ("Lund") was incorporated as a Minnesota corporation in 1965 and first engaged in its present business in 1974. Lund is a manufacturer, marketer and distributor of aftermarket accessories for the automotive market. In October 1987, Holdings acquired Lund as a wholly-owned operating subsidiary. In July 1992, Lund FSC, Inc., formerly Lund International FSC, Inc. ("FSC"), was incorporated as a wholly-owned foreign sales corporation of Holdings. In April 1996, Lund Acquisition Corp. ("Acquisition") was incorporated as a Minnesota corporation. In June 1996, Acquisition acquired certain assets of Innovative Accessories, Inc., an Oklahoma corporation.

In September 1997, Allan W. Lund, the founder of Lund and the Chairman of the Board and principal stockholder of Holdings, together with the Lund Family Limited Partnership, the Lois and Allan Lund Family Foundation and certain members of Mr. Lund's family (collectively, the "Lund Interests") sold their aggregate 38% interest in Holdings to LIH Holdings, LLC, a Delaware limited liability company ("LIH"), a company affiliated with Harvest Partners, Inc., a private investment firm ("Harvest Partners").

In a two-step transaction on December 30, 1997 and February 27, 1998, a wholly-owned subsidiary of Holdings acquired all of the issued and outstanding stock of Deflecta-Shield Corporation ("Deflecta-Shield"), a manufacturer and distributor of appearance accessories for the automobile and heavy truck market, for per share consideration of $16.00 or total consideration of $76,800,000. Deflecta-Shield was founded in 1961 as a partnership and was reorganized as a corporation in 1994. Deflecta-Shield conducts its business through wholly-owned direct and indirect subsidiaries which it has acquired. The direct subsidiaries are Belmor Autotron Corp. ("Belmor"), acquired in 1988, and DFM Corp. ("DFM"), acquired in 1990. The indirect subsidiaries, wholly-owned by DFM, are BAC Acquisition Co. ("Fibernetics"), acquired in 1993, and Trailmaster Products, Inc. ("Trailmaster") and Delta III, Inc. ("Delta III"), both acquired in 1994.

Recent Corporate Developments

On December 23, 1998, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade") for an aggregate purchase price of $66,875,000, excluding direct transaction costs and final adjustments. Ventshade is a holding company with one subsidiary, Auto Ventshade Company ("AVS"), located in Lawrenceville, Georgia. AVS was founded in 1935 as a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors, and light covers used on pick-up trucks, sport utility vehicles, minivans (collectively, "light trucks"), and passenger cars.

On January 28, 1999, the Company purchased all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt") for an aggregate purchase price of $18,000,000 excluding direct transaction costs. Smittybilt is a leading manufacturer of tubular accessory products, including tubular steps, brush guards, bumpers and nerf bars, for light trucks.

The Company sold, in the aggregate, 1,047,412 shares of Common Stock and 323,830.3 shares of non-voting Series B Preferred Stock to LIH Holdings III, LLC ("LIH III"), an entity affiliated with Harvest Partners, Massachusetts Mutual Life Insurance Company ("MMLIC"), MassMutual Corporate Investors ("MMCI"), MassMutual Participation Investors ("MMPI"), MassMutual Corporate Value Partners Limited ("MMCVPL"), Liberty Mutual Insurance Company ("Liberty"), and BancBoston Capital Inc. ("BancBoston") (collectively, the "Investors"). The shares were issued in two transactions. The first issuance was on December 22, 1998 and provided part of the financing for the acquisition of Ventshade. The second issuance was on January 27, 1999 and provided part of the financing for the acquisition of Smittybilt. Upon stockholder approval, the non-voting Series B Preferred Stock is convertible with certain limitations into shares of Common Stock. The aggregate share price was $30,000,000.

In order to finance the acquisitions of Ventshade and Smittybilt, the Company used several additional financing sources: $34,500,000 from its primary lender and a subordinated note of $25,000,000 with warrants to purchase 704,839 of Common Stock, or 70,483.9 shares of Series B Preferred Stock. The transaction increased the combined ownership of the Harvest Partners' affiliates to 49.9% of the Company's voting Common Stock.

Products

The Company currently has over 70 product lines which allow consumers the ability to customize the appearance of vehicles with functional and stylish accessories that are engineered and designed to give an original equipment look and fit. The Company's products are designed to fit a wide range of makes, models and years of light and heavy trucks and automobiles.

Major product categories offered by the Company consist of:

LIGHT TRUCK AND AUTOMOBILE ACCESSORIES, which include hood shields/ bug deflectors, running boards and steps, window vent visors, external visors, tonneau covers, aluminum storage boxes and other appearance accessories;

HEAVY TRUCK ACCESSORIES, which consist of bug deflectors, bug screens and rock guards, vinyl grille coverings and interior trim parts for the heavy truck market; and

SUSPENSION PRODUCTS, which are used as an appearance enhancing product to lift or lower a vehicle.

LIGHT TRUCK AND AUTOMOBILE ACCESSORIES

Products produced for the light truck and automobile accessory segment of the market are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic polycarbonate, or aluminum material. Virtually all of the Company's products are molded or formed for an exact fit to each vehicle.

HOOD SHIELDS/ BUG DEFLECTORS . Deflecta-Shield entered the hood shield/ bug deflector market in 1961. With the combination of Lund's hood/shield bug deflector lines, and the acquisition of Ventshade, the Company significantly increased its offering in this category. The Company currently offers more than fifteen styles of hood shields, ranging from the standard upright hood shield to the patented wrap-around shield.

RUNNING BOARDS AND STEPS. Lund entered the running board and step board market in 1991 when it developed a line of fiberglass running boards. The Company currently sells ten styles of running boards and step boards, manufactured from fiberglass, ABS plastic, or aluminum material.

WINDOW VENT VISORS. Ventshade introduced its window vent shade in 1935. The Company currently markets five styles of window vent visors, manufactured from reinforced acrylic or stainless steel material.

EXTERNAL VISORS. Lund entered the light truck accessory market by introducing the Lund SunVisor(R) in 1977. With the acquisition of Deflecta-Shield in 1997, the Company increased this product line offering to seven styles of external visors. The Company manufactures its visor line from fiberglass or ABS plastic material and include lighted and non-lighted styles.

TONNEAU COVERS. The Company entered the tonneau cover market in 1994 with the acquisition of certain assets of Innovative Accessories, Inc. It currently markets five styles of tonneau covers, each designed to protect the bed of a pickup truck. Three of the Company's tonneau cover lines are manufactured from vinyl and two are manufactured from fiberglass.

ALUMINUM STORAGE BOXES. Deflecta-Shield entered the aluminum storage box market when it acquired Delta III, Corp. in 1997. The Company currently markets three lines of aluminum storage boxes, each of which is available in various box sizes and configurations to fit primarily pickup boxes.

OTHER APPEARANCE ACCESSORIES. The Company, through it subsidiaries, also manufactures and markets a variety of other appearance accessories, including cab extenders, styling covers for taillights and headlights, tailgate protectors, fender extensions, custom grille inserts, rear window air or sun deflectors, door sill protectors, side window covers, wiper cowls, rear valances, cargo trays, floor mats, bumper covers, pickup bed rail protectors, side rails, mud flaps, splash guards, and tie downs.

HEAVY TRUCK ACCESSORIES

The Company's heavy truck accessories are developed, manufactured and marketed at its facility in Chicago, Illinois. The heavy truck market consists of over-the-road trucks in the Class 8 weight category (trucks with a gross vehicle weight over 33,000 pounds). Management believes Belmor is the largest supplier of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks in the United States. Each of these product lines is (i) designed and developed in cooperation with major heavy truck manufacturers; (ii) built to individual model year specifications, and (iii) with few exceptions, the exclusive OEM-approved accessory sold to the OEM in that product category. These products are sold for substantially all makes and models of U.S.-made heavy trucks. Function is emphasized to a great degree in the manufacturing of Belmor heavy truck products.

HEAVY TRUCK BUG DEFLECTORS. The Company manufactures six styles of bug deflectors for the heavy truck market. Each product line is manufactured from either Lexan(R) or ABS plastic. Products include the Aeroshield(R) traditional flat deflector, and the Aeroshield-Plus(R), an aerodynamically designed shield.

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

Three basic styles of winterfronts are offered: fixed opening winterfronts, adjustable opening winterfronts and "V" opening winterfronts. The style of winterfront selected for a heavy truck depends on the manufacturer, model and engine type of the truck. The Company has a United States patent on its center opening winterfront, an innovative product developed to reduce engine wear. Fixed center opening winterfronts were developed in response to technological changes in heavy truck engines. In some cases, hardware to attach the winterfronts to the truck is sold separately. Winterfronts are sold in standard white vinyl or can be custom silk screened with company names, fleet logos or with truck manufacturers' logos.

INTERIOR TRIM PARTS. Belmor also manufactures and sells interior panels and trim items to certain manufacturers of heavy trucks, and replacement trim kits for certain models to heavy truck dealers. Interior trim products sold to heavy truck manufacturers include door panels, roof panels, side panels, sleeping curtains, door pockets, dash boards, headliners, carpets and floor mats.

SUSPENSION PRODUCTS

The 1994 acquisition of Trailmaster Suspension Products by Deflecta-Shield resulted in the addition of a full line of products for lifting or lowering vehicles. Trailmaster is best known for its Matched Systems Technology approach, under which each Streetmaster brand lift kit is engineered to include all the system's components. In 1996, Trailmaster introduced the SSV(TM) self-adjusting shock absorber that provides "on-the-fly" ride adjustability.

Marketing and Sales

Light Truck and Automobile Accessories

The Company sells its Light Truck and Automobile Accessories under the trade names Lund, Deflecta-Shield, Autotron Products and Auto Ventshade. The Company sells light truck and automotive accessories through its Light Truck Accessory Division ("LTAD") and its newly acquired subsidiary, Auto Ventshade ("AVS").

The LTAD's products are sold through a national distribution system that utilizes in-house sales staff and independent manufacturer's representatives. The LTAD currently has seven factory employed regional sales managers who oversee 13 independent manufacturer's representative organizations employing approximately 90 sales representatives. The Company's staff and independent manufacturer's representatives sell the LTAD's products to warehouse distributors, dealer expeditors, automotive specialty chain stores, converters, catalog companies and OEMs.

While the light truck accessory market is highly fragmented, the Company believes there is a trend among distributors and retailers to prefer suppliers who provide well-recognized brand names, strong customer service and a broad product line that accommodates "one-stop shopping".

Currently, the majority of the LTAD's sales are generated from products sold in the United States and Canada. The LTAD delivers a majority of its products to warehouse distributors, retailers and OEMs by truck from its manufacturing and warehouse facilities in Anoka, Minnesota, Howe, Indiana and Longmont, Colorado, as well as from independent warehouses in Toronto, Ontario.

In the light truck accessory market, warehouse distributors and performance warehouse distributors have traditionally been the primary channel of distribution for aftermarket accessories. Warehouse distributors often stock a broad line of aftermarket product in multiple warehouse locations, and sell to independent auto parts stores, auto repair stores and service stations. Performance warehouse distributors specialize in aftermarket product designed to improve the performance of the vehicle and sell to similar retailers and installers.

Additionally, the LTAD sells its product to a variety of other customers, including: (i) dealer expeditors, who provide aftermarket accessories and installation services to automotive dealers; (ii) automotive specialty chain stores, which are larger multi-location retail auto parts stores that frequently purchase aftermarket product on a direct basis from manufacturers; (iii) catalog companies, which purchase accessories directly from manufacturers and sell through catalogs distributed to a variety of customers, including consumers and automotive dealers; (iv) automobile and light truck OEMs, including customers such as Ford, Chrysler and Toyota, which purchase aftermarket accessories directly from manufacturers and sell these products through their parts distribution divisions to their automotive and light truck dealer networks.

Consumers purchase light truck accessories through a variety of distribution channels. The majority of the LTAD's products are purchased by consumers at retail auto parts stores. These stores may be independent or part of an automotive parts store chain. In most retail stores, the consumer has a choice of one or two manufacturers' product lines in the categories in which the Company competes. Some retailers offer installation services for accessories, other retailers refer consumers to body shops or garages for installation, or the consumer may install the products personally. Consumers also purchase light truck accessories through mail-order catalogs, at automotive dealers' parts departments or at automotive dealers as an add-on accessory installed at the time of a new vehicle purchase.

The Company believes an increasing percentage of sales of light truck accessories are being made by automotive parts stores, and that the Company needs to intensify marketing efforts for the LTAD's products to such chains. The Company intends to continue to focus marketing efforts in the LTAD to the automotive chains, while maintaining its traditional strong relationships with warehouse distributors. Historical sales of Lund branded products to retail and OEMs have not been significant to date, however the acquisition of Deflecta-Shield has strengthened the Company's presence with OEM's.

The LTAD's sales and marketing programs are focused on creating excitement around its broad product offerings, expanding distribution for its product offerings, developing new profitable products and building brand name loyalty.

The LTAD maintains an in-house marketing department, which is located at the Anoka, Minnesota facility that manages all the division's light truck aftermarket accessory marketing efforts. This department's responsibilities include: (1) managing and supporting the factory and manufacturers' sales managers and representatives; (2) creating and implementing marketing and promotional campaigns; (3) developing and implementing sales programs and promotions; (4) designing and creating product catalogs, price lists and other marketing materials; (5) managing trade shows and other marketing materials; (6) designing and coordinating retail packaging materials; and (7) providing market research and input on the design and development of new product programs.

A variety of marketing tools are utilized to increase trade and consumer awareness of the LTAD's products and brands. The LTAD designs and develops catalogs, price and application guides, and other product literature and materials which it distributes directly to its independent manufacturers' representatives for use in promoting its products to trade customers. In addition, point-of-purchase displays are developed and provided to retailers of the division's products. The displays feature miniature versions of various products and highlight product features and benefits. Consumer and trade advertising campaigns are also conducted in light truck trade and enthusiast magazines such as FOUR WHEELER, FOUR WHEEL AND OFFROAD and SPORT TRUCK. Cooperative advertising programs are offered to retailers which feature accessory products in their advertising.

Auto Ventshade

The Company's AVS division's product are sold to the automotive accessory aftermarket in a manner similar to the LTAD's. The Company believes trends in the industry have been, and continue to be, favorable for the sale of products produced by AVS. In addition, approximately 80% of the division's products are currently sold for applications for light trucks, the fastest growing segment of the new automobile industry.

AVS has a broad distribution system for its products in the automotive aftermarket and currently sells its products through all major distribution channels for light truck and car accessories including mass merchants, auto parts retailers (national and independent), three-step warehouse distributors, mail order catalogs and custom installers. Due to its long history as a supplier, AVS products are widely known throughout the aftermarket, and the products are sold to the growing mass merchants and national automotive parts chains as well as the more traditional specialty automotive retailers.

AVS manages its sales effort through a sales organization consisting of seven factory sales managers, who manage a national network of approximately 150 independent manufactures' sales representatives. The Company believes the division's focus on aggressive management of accounts and constant interaction with its independent sales representatives have established a reputation for AVS as an industry leader in customer service. In addition to ordering directly though a customer service representative, customers can order through EDI.

AVS markets and promotes its products through several programs targeted at motor sports enthusiasts and 17 to 55 year-old males, the division's most identifiable customers and the largest group of potential customers for automotive products. An aggressive advertising campaign was introduced in 1995, focused on building awareness of the AVS brand and AVS products. The division's marketing programs consist of consumer media programs including print and television advertising, as well as sponsorship of the NASCAR(R) Craftsman Truck Racing Series and NHRA Winston Cup Drag Racing Series. AVS also advertises in popular trade and consumer magazines, including FOUR-WHEELER, TRUCKIN, SPORT TRUCK and 4-WHEEL AND OFF ROAD. Cooperative advertising programs are also offered to retailers which feature accessory products in their advertising.

Heavy Truck Division

The Company's Heavy Truck Division (the "HTD"), sells its Belmor products primarily in the U.S. and Canada to (i) OEMs on direct ship programs involving approximately 2,800 heavy truck dealers; (ii) heavy truck manufacturers; and
(iii) heavy truck OEM parts distribution centers. The HTD's customers include every major heavy truck manufacturer in the United States, including Freightliner, Navistar, Paccar (including both Kenworth and Peterbilt), Volvo, Sterling, Mack, Marmon and Western Star.

Participation in OEM direct ship programs allows telephone sales representatives to speak directly to heavy truck dealers on a frequent basis. Heavy truck dealers order accessories directly from the Belmor facility and the products are shipped directly to the dealers. Invoices for the orders are sent to the aftermarket parts divisions of the heavy truck OEMs which pay for their dealers' orders and bill the dealers separately. An outbound telemarketing program and inbound customer service staff located in the Chicago, Illinois facility provides service to the heavy truck dealer customer base.

The HTD ships its accessory products directly to heavy truck dealers who in turn include the products in new truck accessory packages and sell the products as replacement parts. Products are sold to heavy truck OEM parts distribution centers which stock accessories and supply the OEM's dealers. The division also sells and ships its heavy truck products directly to heavy truck OEMs which install these products on or include them with new trucks. A manufacturer's representative is engaged in connection with sales to certain of the HTD's accounts.

Suspension Division

The Company's Suspension Division (the "SD"), consisting of the Trailmaster promotes and sells Trailmaster products principally in the U.S. and Canada and utilizes distribution similar to the LTAD.

Manufacturing Process

The LTAD manufacturing centers, or product supply facilities, are located in Anoka, Minnesota; Longmont, Colorado; and Howe, Indiana. These facilites manufacture, warehouse and distribute LTAD products for the LTAD's trade channels.

The Company's LTAD products are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic, or polycarbonate. Product lines representing a majority of the Lund's sales are manufactured from laminated fiberglass and polyester resin, making these the predominant raw materials currently used by the LTAD. It is also one of the largest purchasers of General Electric Plastics Lexan(R) polycarbonate sheet plastic in the United States and uses the Lexan brand name in its advertising and packaging. The raw materials used by the LTAD are available from a number of suppliers, except for Lexan, which is only available from General Electric Plastics. Management believes that in the event of a shortage or significant delay in the delivery of any raw materials used in its manufacturing processes, alternative vendors could be found to supply such materials or alternative materials (including alternatives for Lexan plastic), and that the shortage or delay would not be expected to have a significant impact on the Company's financial condition or results of operations.

Fiberglass products are manufactured largely by hand using production molds to form a 1/8" fiberglass laminate into product shapes. The edges are then machine trimmed and hand sanded for a smooth finish.

Plastic products are manufactured from plastic sheets utilizing drape-forming and vacuum-forming processes. In the drape-forming process, a plastic sheet is cut into custom flat shapes, known as blanks. These blanks are heated in a computerized conveyor oven and formed into products by draping the heated blanks over molds. In the vacuum-forming process, a plastic sheet is heated and formed over a mold using vacuum pressure in a thermo-forming machine.

Tonneau covers are manufactured from a reinforced vinyl material and aluminum extrusion. The material is cut and sewn to fit each application and the aluminum is cut to size to match.

The Anoka, Minnesota product supply facility possesses fiberglass, vacuum-forming, drape-forming and several additional thermo-forming processes. In addition, research, design, product testing, assembly, warehousing and distribution for product manufactured at this facility occurs at Anoka. The facility is in the process of re-engineering its manufacturing operations and employs state-of-the-market warehousing technology with a goal to deliver product accurately and on-time. The product supply facility produces running boards, visors, hard tonneau covers, cab extenders, headlight and taillight covers, custom hood shields in addition to other light truck accessories.

To supplement its internal manufacturing at its Anoka, Minnesota facility, the Company relies on independent contract manufacturers. The Company qualifies each manufacturer and works closely with it to assure the timely delivery of products that meet the Company's specifications. The Company generally retains ownership of the tooling used to produce a product line, with the understanding that it will remove the tooling from the manufacturer's plant at the termination of the manufacturing relationship.

The Longmont, Colorado product supply facility is the primary facility for the manufacture of hood shields. The facility also houses research, product design, product testing and distribution. Longmont is a thermo-former of Lexan, modified acrylic and acrylics employing state-of-the-market CNC fabrication and oven processes to provide high-quality products. The facility manufacturers all its own molds. This product supply facility has been awarded the ISO 9000 and the QS9000 certification and holds Ford Q1 certification from Ford and a Gold Pentastar award from Chrysler.

The Howe, Indiana facility manufactures aluminum tool storage boxes, aluminum running boards and extruded accessory products. The facility employs state-of-the-market CNC manufacturing technology and precision, process controlled welding capabilities. Howe has full product design and testing capabilities on site and routinely brings out new ides for all channels of distribution.

AVS's manufacturing process, which involves thermo-forming, drape-forming and injection molding of plastics, also includes the regrinding of all scrap plastics for reuse in the production process. This internal recycling process has resulted in significant cost savings and an environmentally friendly product. AVS earned QS-9000/ISO 9001 certification, thereby making AVS one of the few competitors to earn this certification.

Customer Service

The Company maintains separate customer service departments for each of its divisions.

The LTAD has three customer service departments. The light truck accessory customers are serviced by an inbound-outbound customer service department located in the Anoka, Minnesota facility. The light truck accessory customer service department manages inbound orders and order processing for both customers and consumers of Lund and Deflecta-Shield branded accessory products. Light truck accessory customers who purchase Deflecta-Shield aluminum products are serviced by an inbound-outbound customer service department located in the Howe, Indiana facility. A customer service department located at the Longmont, Colorado facility services the OEMs which purchase products primarily produced at the Longmont, Colorado facility.

The HTD, SD and AVS also maintain separate inbound-outbound customer service and telemarketing department in their facilities located in Chicago, Illinois; Howe, Indiana; and Lawrenceville, Georgia.

Product Development

Enhancement of its existing products and the development of new products are essential for the Company's long-term growth and success in the light truck, heavy truck and suspension product markets. New product ideas are generated by senior management, the marketing and product development staffs, manufacturers' representatives and through suggestions from customers and outside consultants.

Development of new products is managed by a team of engineers located at each division. The product development team is responsible for designing, engineering and developing new products, including assessing feasibility, manufacturing cost parameters and lead times.

Moldmakers are employed at the manufacturing facilities in Anoka, Minnesota; Longmont, Colorado; and Lawrenceville, Georgia. The moldmaking staff is responsible for the manufacture, repair and maintenance of the tooling used in the manufacture of the thermo-formed, vacuum-formed and fiberglass products. The Company believes that the size and capabilities of its moldmaking staff contribute significantly to the ability to quickly bring new product ideas to market. The length of the new product development cycle for the Company's products (from concept to initial production) varies, but is typically between nine and 18 months. Product applications for new vehicles are introduced as they are released from the OEMs.

The Company has invested in state-of-the-market computer aided design equipment in order to reduce development time across all product categories.

Returns and Warranty Claims

The Company has a return to stock policy which generally limits returns to three percent of prior year's sales. For returns above this percentage, customers are typically required to pay a restocking fee or place significant offsetting orders. In 1998, 1997 and 1996, the Company had warranty expense of $1,824,742, $1,110,440, and $778,239, respectively, which represented 1.6%, 2.6% and 1.7% of net sales, respectively.

Seasonality and Backlog

The Company's sales pattern is slightly seasonal, with approximately 52.6% of the sales for 1998 taking place during the second and third calendar quarters. The Company does not consider its backlog as of any given date as a meaningful measure of future business, because its customers generally require rapid shipment of orders.

Competition

The Company believes the industry is highly competitive for products sold by all the Company's divisions. The Company believes that competition in the industry is based on brand name recognition, quality, design, breadth of product line, price, service and packaging. Certain of the Company's competitors and potential competitors, including manufacturers of light and heavy trucks, have greater financial or other resources than the Company. There are no significant technological or manufacturing barriers to entry into the Company's business. While the Company has many competitors for most of its products lines, it believes that in the U.S. it has one of the broadest offerings of appearance accessories in the light and heavy truck markets along with the strongest brand names and that it occupies a leading position in its major product categories.

Intellectual Property

The Company generally seeks to obtain patent protection, shape/design trademarks and brand trademarks for its products. The Company owns numerous domestic and foreign trademarks and trade names used in its business, including Lund(R), Deflecta-Shield(R), Trailmaster(R), Auto Ventshade(R), and Smittybilt(R). The Company also holds numerous patents which expire at various dates through 2017.

The Company believes that the reputation attached to such patents, trademarks and trade names as a whole is of material importance to the businesses in which they are used. The Company has aggressively enforced its patents and trademarks and intends to do so in the future. The Company believes that by aggressively enforcing its patents and trademarks it deters other manufacturers from attempting to copy its products or selling lesser quality products at lower prices.

Government and Environmental Regulation

The Company, like all manufacturers of consumer products, is subject to federal, state and local regulations concerning consumer products, the environment, and occupational safety and health. The Company believes that its operations currently comply in all material respects with these laws and regulations. In general, the Company has not experienced any difficulty complying with such regulations, and compliance has not had a material effect on the Company's business.

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

Employees

As of March 16, 1999, the Company employed 1,265 people, none of whom are represented by a labor union. The Company believes its employee relations are good and that its future success will depend in large part upon the continued service of its key production, sales, marketing and management personnel, and its ability to identify and hire additional appropriately skilled, highly qualified technical, marketing and managerial personnel. The Company has not suffered a work stoppage or slowdown in the last ten years.

Relationship with Harvest Partners, Inc.

The Company is party to a Second Amended and Restated Governance Agreement (the "Amended Agreement") with LIH, LIH II and LIH III, affiliates of Harvest Partners (the "LIH Entities") and is party to a Services Agreement with Harvest Partners (the "Services Agreement").

The Amended Agreement provides that the LIH Entities will not, and will not permit any of their Associates or Affiliates (as defined in the Amended Agreement) to, beneficially own collectively more than 3,306,792 shares (the "Permitted Shares") of the Company's voting Common Stock until the expiration of the agreement in September 2000 or its earlier termination in accordance with its terms; provided, however, that this restriction will not apply in the event of a tender or exchange offer for 50% or more of the total outstanding voting securities of the Company that is initiated by a party other than the Company, the LIH Entities, any of their Affiliates or

Associates, or any person acting in concert with the LIH Entities or any of their Affiliates or Associates. The number of Permitted Shares will be increased to include the number of shares of Common Stock into which the shares of Class B-1 Common Stock and Series B Preferred Stock are ultimately converted, if and when such shares of Class B-1 Common Stock and Series B Preferred Stock are converted. The Amended Agreement also provides that the Company can issue additional shares of its Common Stock directly to the LIH Entities or their Affiliates or Associates with the approval of a majority of the Company's Independent Directors. In addition, the Amended Agreement provides that, prior to its termination, the LIH Entities, and each Affiliate or Associate thereof which acquires shares of the Company's Common Stock pursuant to the terms of the Amended Agreement, will not transfer beneficial ownership of such shares to any other Affiliate or Associate unless it becomes a signatory to the Amended Agreement.

The Amended Agreement provides that the number of directors comprising the Company's Board of Directors will be seven, including one individual nominated by LIH; one individual nominated by LIH II; the Company's Chief Executive Officer; and four Independent Directors.

The Amended Agreement also provides that, during its term, the Company and the LIH Entities will use their best efforts to cause the composition of the Company's Board of Directors to continue to reflect the same proportion of directors set forth above. In the event the aggregate number of shares of the Company's Common Stock owned by the LIH Entities and any of their Affiliates or Associates falls below 50% of the number of shares of such stock originally acquired by LIH, LIH and LIH II's right to each nominate one individual to the Company's Board of Directors terminates. If the holdings of the LIH Entities in the Company fall below 5% of the number of shares of the Company's Common Stock, LIH and LIH II's right to each nominate an individual to the Company's Board of Directors terminates.

Finally, the Amended Agreement provides that approval by the Company's Board of Directors of certain corporate transactions requires the affirmative vote of a majority of directors, which majority includes the LIH II Director. Such matters include, but are not limited to, the following: (i) any amendment to the Certificate of Incorporation or Bylaws of the Company; (ii) any acquisition of another business; (iii) any extraordinary sale, lease, transfer or other disposition of the Company's assets, the book value of which exceeds 2% of the consolidated assets of the Company; (iv) any reclassification, combination, split or similar event involving any debt or equity securities of the Company;
(v) any declaration or payment of any dividend or distribution with respect to shares of the Company's capital stock; and (vi) any incurrence of indebtedness not in the ordinary course of the Company's business, if the aggregate amount of such indebtedness, on a consolidated basis, exceeds $5,000,000.

The Amended Agreement terminates on September 9, 2000.

The Services Agreement provides that Harvest Partners will provide the Company with services from time to time as requested by the Company's Board of Directors. Such services shall include, but not be limited to, (i) generally assisting the Company with respect to financial and business matters as the Company's financial advisor; (ii) recommending and assisting the Company in implementing a general strategy in connection with the Company's accomplishing its business plan and anticipated growth; (iii) assisting the Company in its efforts to structure and negotiate acquisitions and dispositions of assets or business units; (iv) if necessary, locating equity partners and structuring the terms of any such equity investment; (v) communicating with the Company's lenders and stockholders, including assisting the Company in the coordination of its investor relations services; (vi) structuring and negotiating refinancings and other lending or borrowing transactions relating to the Company financial services as Harvest Partners and the Company shall deem necessary and appropriate. In addition, the Services Agreement provides that Harvest Partners will provide the Company with two designees with financial or management expertise to serve on the Company's Board of Directors. As full payment for all services provided by Harvest Partners under the Services Agreement, the Company has agreed to pay Harvest Partners a fee, subject to the Company achieving certain levels of quarterly earnings before interest, taxes, depreciation and amortization.

Executive Officers and Key Employees

The executive officers and key employees of the Company are as follows:

DENNIS W. VOLLMERSHAUSEN, 55, joined the Company in October 1998 as President and Chief Executive Officer. From August 1996 to June 1997, Mr. Vollmershausen was the Executive Vice President of Champion Road Machinery, Ltd., a manufacturer of construction equipment and from June 1997 to August 1998 was President and Chief Executive Officer. Since January 1990, Mr. Vollmershausen has also served as Chairman of London Machinery, Inc., a manufacturer of transit mixers.

JAMES P. CHICK, 43, joined the Company in April 1998, following the acquisition of Deflecta-Shield Corporation, as the President of Trailmaster Products, Inc. In October 1998, he was named Vice President and General Manager of the Company's Suspension Division. From February 1996 until February 1998, he was the President of Trailmaster Products, Inc. From July 1994 until February 1996, he was the Marketing Manager of Mr. Gasket Co., a performance automotive parts company.

JOHN A. DANIELS, 62, joined the Company in March 1998, following the acquisition of Deflecta-Shield, as the President of Belmor Autotron, the Heavy Truck Division of the Company. From June 1990 until January 1996, he was the Vice President and General Manager of Belmor Autotron, a subsidiary of Deflecta-Shield and in January 1996 he was named President.

RONALD C. FOX, 58, joined the Company in March 1998 and was named Chief Financial Officer of the Company in May 1998. From October 1996 to March 1998, he was Chief Financial Officer of Deflecta-Shield Corporation, a subsidiary of the Company. From November 1994 to December 1996, Mr. Fox was the Chief Financial Officer of SSDS, Inc., a systems integration firm. From August 1988 to September 1994, Mr. Fox was the Chief Financial Officer of Bestop, Inc., a manufacturer of automotive accessories.

KENNETH L. HOLBROOK, 43, joined the Company in March 1998 as Vice President of Sales. From February 1992 until February 1998, Mr. Holbrook was the Vice President of OEM and Aftermarket Sales for Bestop, Inc., a manufacturer of sport utility vehicle soft and hard top systems, associated accessories and seating systems.

JAMES T. JURINAK, 49, joined the Company in March 1998 as Vice President and General Manager. From December 19, 1996 to March 1998, Mr. Jurinak was Vice President and General Manager of Deflecta-Shield Corporation, a subsidiary of the Company. From November 1994 to December 1996, Mr. Jurinak was Vice President and General Manager of Menasha Corp., a manufacturer and distributor of polymer plastics.

ASA R. PHILLIPS, 67, joined the Company in December 1998 as the President and CEO of Auto Ventshade, following the acquisition of Auto Ventshade by the Company. He has held the same position with Auto Ventshade since 1955.

STEPHEN S. TREICHEL, 54, joined the Company in October 1995 as Vice President of Information Systems. From 1993 to October 1995, Mr. Treichel was the President of Process Management International, a management consulting firm.

J. TIMOTHY YUNGERS, 42, joined the Company in September 1998 as Director of Human Resources and in March 1999 was named Vice President of Human Resources. From November 1995 to September 1998, Mr. Yungers was the Director of Human Resources for Century Circuits & Electronics, Inc., a manufacturer of flexible circuit boards. From 1988 to 1990, Mr. Yungers was the Assistant Controller for Anagram, International, Inc., a manufacturer of consumer products and industrial packaging and, from 1990 to 1995, he was the Manager of Human Resources.


Item 2. PROPERTIES

The Company manufacturers its products in a mix of owned and leased facilities. The Company believes that the existing facilities have more than sufficient capacity to meet its needs and is investigating the feasibility of consolidating certain facilities. In that regard, the Company has closed facilities in Oklahoma City, Oklahoma; Sturgis, Michigan; and Chicago, Illinois. The Company further expects to close the Indianola, Iowa facility in 1999 and consolidate its operations in Minnesota. The following chart details the facilities of the
Company:


------------------------------------- -------------------------- -------------- ------------- ------------------------
                                                                     Size         Leased/
     Principal Use of Facility                Location             (Sq. Ft.)       Owned           Lease Expires
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing, Corporate Offices
and Warehouse                         Anoka, MN                    331,000          Own         N/A
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing (1)                     Oklahoma City, OK             32,000        Lease         February 28, 2003
------------------------------------- -------------------------- -------------- ------------- ------------------------
Distribution and Offices(2)           Indianola, IA                129,200          Own         N/A
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing and Distribution        Longmont, CO                  42,900        Lease         November 1, 2000
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing                         Longmont, CO                   6,628        Lease         May 1, 2001
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing                         Longmont, CO                  12,600        Lease         Monthly
------------------------------------- -------------------------- -------------- ------------- ------------------------
Offices and Engineering               Longmont, CO                  10,000        Lease         Monthly
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing, Distribution and
Offices                               Chicago, IL                   92,800          Own         N/A
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing(2)                      Chicago, IL                   48,000          Own         N/A
------------------------------------- -------------------------- -------------- ------------- ------------------------
Assembly, Distribution and Offices    Coldwater, MI                 44,400        Lease         Monthly
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing, Distribution and
Offices                               Howe, IN                      95,100          Own         N/A
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing, Distribution and
Offices(3)                            Compton, CA                   77,200        Lease         June 30, 2001
------------------------------------- -------------------------- -------------- ------------- ------------------------
Manufacturing, Distribution and
Offices                               Lawrenceville, GA            157,500        Lease         February, 2000
------------------------------------- -------------------------- -------------- ------------- ------------------------
Office                                Logan, UT                        359        Lease         Monthly
------------------------------------- -------------------------- -------------- ------------- ------------------------


(1)      The Company is in the process of subleasing this facility.

(2)      The Company is in the process of selling this facility.
(3) The Company sold the Compton operations in January 1999 and the new owners have assumed the lease.

The Company anticipates no difficulty in retaining occupancy of any of its leased facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.


Item 3. LEGAL PROCEEDINGS

The Company is currently involved in two legal proceedings in which it is a defendant.

Scott Ford v. Trailmaster et. al. is a drunk driving/roll over case pending in Allegheny County, Pennsylvania. Plaintiff alleges that his Ford Ranger and components furnished by the Company's Trailmaster subsidiary were defective. The Company believes it has valid defenses and that insurance coverage is adequate in the event of an adverse judgment.

Lund v. Emmons arises from a rear end collision in Helena, Montana. The Company is one of several defendants in the case. Plaintiff alleges that his collision injuries were caused or enhanced by a Company accessory installed on his truck. The Company is cooperating with other defendants in preparing this case for trial. The Company further believes that insurance coverage is adequate in the event of an adverse judgment.

The Company is also subject to additional litigation in the ordinary course of its business, but the Company believes that none of such matters are likely to have a material impact on the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Holdings' Common stock is traded on the national-over-the-counter market and quoted on the Nasdaq Stock Market's National Market ("NASDAQ/NM") under the symbol ("LUND"). The following table sets forth, for the periods indicated, the range of closing prices per share for Holdings as reported on the NASDAQ/NM.


                                            Years ended December 31,
                    -------------------------------------------------------------------------
                             1998                     1997                    1996
                             ----                     ----                    ----
                        Closing Prices           Closing Prices          Closing Prices
                       High         Low         High        Low         High         Low
                    ----------- ------------ ----------- ----------- ------------ -----------
First Quarter          $14.000      $11.625     $13.500     $11.250      $14.000     $11.875
Second Quarter          13.875       11.250      12.875       9.750       15.750      11.750
Third Quarter           11.625        6.375      14.156      10.000       14.125      10.750
Fourth Quarter           8.500        4.750      14.000      11.500       13.000      10.750

As of March 23, 1999, there were 138 Holdings stockholders of record. The Company estimates that an additional 1,600 stockholders own stock held for their account at brokerage firms and financial institutions.

Holdings has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors.


Item 6. SELECTED FINANCIAL DATA



                                                 Six months                            Fiscal years ended June 30,
                            Year ended              ended         ---------------------------------------------------------------
                        December 31, 1998     December 31, 1997         1997           1996             1995             1994
                        -----------------     -----------------         ----           ----             ----             ----
Net sales                  $112,593,558         $ 19,523,308      $ 43,304,927    $ 46,423,208      $ 47,383,663     $ 36,395,124
Income (loss) before
  income taxes               (5,685,479)            (484,513)        3,129,520       7,054,916        10,656,750        8,120,822
Income tax
  (benefit) expense          (1,615,323)            (120,928)          933,786       2,432,754         3,676,579        2,842,289
Net income (loss)            (4,070,156)            (363,585)        2,195,734       4,622,162         6,980,171        5,278,533
Basic and diluted net
  income (loss) per
  share                            (.64)                (.08)              .50            1.05              1.58             1.20
Total assets                221,356,704          144,027,462        41,444,706      40,319,605        36,706,198       21,127,377
Long-term liabilities       107,002,546           56,506,169         4,395,178       4,942,225         5,030,000               --
Total stockholders'
  equity                     85,887,035           62,513,640        32,852,922      30,507,269        25,504,025       18,068,750


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the year ended December 31, 1998, six-months ended December 31, 1997, and for the years ended June 30, 1997, and 1996
                (dollars in thousands, except per share amounts)

GENERAL OVERVIEW

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation ("Deflecta-Shield"), and Ventshade Holdings, Inc. ("Ventshade") designs, manufactures, markets and distributes appearance automotive aftermarket accessories for light trucks, sport utility vehicles and vans (collectively, "light trucks") and heavy trucks, and designs, markets and distributes suspension systems and related accessories for light trucks.

On December 30, 1997, the Company, through a wholly-owned subsidiary, acquired 98.8% of the outstanding common stock of Deflecta-Shield and acquired the remaining 1.2% of the outstanding common stock on February 27, 1998. With 1997 annual sales of over $70 million, Deflecta-Shield designs, manufactures, markets and distributes (i) fiberglass, plastic and aluminum appearance accessories for light trucks, and (ii) fiberglass and plastic appearance accessories for heavy trucks. Deflecta-Shield also designs, markets and distributes suspension systems and related accessories for light trucks. The Company paid $76.8 million for 100% of the outstanding shares of Deflecta-Shield at $16 per share, approximately $2.1 million for direct transaction costs plus $9.4 million to retire Deflecta-Shield's long-term debt outstanding on December 30, 1997. The acquisition was accounted for under the purchase method of accounting. The acquisition of Deflecta-Shield had no impact on the Company's results of operations for the six-month period ended December 31, 1997 because the initial closing of the transaction occurred on December 30, 1997.

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding common stock of Ventshade for an aggregate purchase price of $66.9 million, direct transaction costs of approximately $1.8 million, and a working capital adjustment of $0.7 million. With 1998 sales of over $55 million, Ventshade designs, manufactures, markets and distributes appearance automotive aftermarket accessories for light trucks and passenger cars. The acquisition was accounted for under the purchase method of accounting. The acquisition of Ventshade had minimal impact on the Company's results of operations for the year ended December 31, 1998 because the closing of the transaction occurred on December 23, 1998.

In September 1997, the Company's Board of Directors approved a change in its fiscal year end from June 30 to December 31, with a six month transition period ending on December 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net revenue of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                   Percentage of net sales


                                                                Six months                  Fiscal
                                            Year ended            Ended              years ended June 30
                                           December 31,        December 31,      ---------------------------
                                               1998                1997               1997          1996
                                               ----                ----               ----          ----
Net sales                                      100.0%              100.0%              100.0%         100.0%
Gross profit                                    27.3                33.7                34.1           37.9
General and administrative expenses             10.4                10.7                 9.8            8.5
Selling and marketing expenses                  12.2                15.9                14.6           12.4
Research and development expenses                2.6                 3.7                 3.0            2.4
Non-recurring transaction
  expenses                                       -                   6.0                 -              -
Amortization of intangibles                      2.2                  .3                  .3            -
                                                ----                ----                ----           ----
(Loss) income from operations                    (.1)               (2.9)                6.4           14.6
Other (expense) income, net                     (4.9)                 .4                  .8             .6
Income tax (benefit) expense                    (1.4)                (.6)                2.1            5.2
                                                ----                ----                ----           ----
Net (loss) income                               (3.6)%              (1.9)%               5.1%          10.0%
                                                ====                ====                ====           ====


The following table sets forth the consolidated statements of operations for the year ended December 31, 1998 compared to the pro forma consolidated statements of operations for the year ended December 31, 1997. The pro forma information gives effect to the Company's acquisition of Deflecta-Shield and the financing thereof as if such transaction occurred on January 1, 1997. In addition, the 1997 pro forma information excludes the non-recurring transaction costs of $1,174 incurred by the Company in the third quarter of 1997 and the restructuring costs of $1,099 incurred by Deflecta-Shield in the third quarter of 1997. The pro forma information is for comparison purposes and is not necessarily indicative of the results of operations that would have actually been achieved.

                                                                           Years Ended
                                                   --------------------------------------------------------
                                                                                          Pro Forma
                                                       December 31, 1998              December 31, 1997
                                                   --------------------------     -------------------------
         Net sales                                   $112,594       100.0%         $113,859        100.0%
         Gross profit                                  30,769        27.3            36,709         32.2
         General and administrative expenses           11,800        10.4            10,437          9.2
         Selling and marketing expenses                13,736        12.2            14,277         12.5
         Research and development expenses              2,970         2.6             2,739          2.4
         Amortization of intangibles                    2,424         2.2             2,421          2.1
                                                      -------       -----             -----        -----
         (Loss) income from operations                   (161)        (.1)            6,835          6.0
         Other (expense) income, net                   (5,524)       (4.9)           (5,372)        (4.7)
         Income tax (benefit) expense                  (1,615)       (1.4)              719           .6
                                                      -------       -----           -------        -----
         Net (loss) income                           $ (4,070)       (3.6%)         $   744           .7%
                                                     ========       ======          =======        =====

NET SALES: Net sales for the year ended December 31, 1998 were $112,594, an increase of $93,071 over net sales for the six-months ended December 31, 1997 and an increase of $69,289 and $66,171 over net sales for the fiscal years ended June 30, 1997 and 1996, respectively. The increased net sales reflect the inclusion of Deflecta-Shield's operations in 1998 as well as comparing a twelve month period to a six month period. Compared to 1997 pro forma, net sales for the year ended December 31, 1998 decreased $1,265, or 1.1%. Net sales of heavy truck products were ahead of 1997 pro forma by $1,653, or 10.5%, and net sales of suspension products in 1998 were level with the comparable period of 1997. Net sales of light truck products declined by $2,924, or 3.4%. While net sales of the light truck division's aluminum products and tonneau covers enjoyed substantial growth, up 28% and 11%, respectively, over the 1997 pro forma period, net sales declined in fiberglass running boards, external visors, and other appearance accessories. The plastic and fiberglass products are marketed mainly through the warehouse distributor market channel, which is realizing more competition from mass merchandisers, retail chains, and OEMs. In addition, fiberglass running boards are facing more competition from the interchangeable metal tubular products.

Net sales decreased 6.7% to $43,305 for the fiscal year ended June 30, 1997, compared to $46,423 for the fiscal year ended June 30, 1996. The net sales decrease resulted primarily from lower sales of visor lines, which decreased by 20.7% for the fiscal year ended June 30, 1997, compared to the previous fiscal year. Management believes decreased sales in the visor category resulted principally from the Company's customers delaying visor orders in anticipation of new visor lines and design, production and shipping delays in these new lines.

COST OF GOODS SOLD AND GROSS PROFIT: Gross profit for the year ended December 31, 1998 was 27.3%, compared to 33.7% for the six-month period ended December 31, 1997. The gross profit margin for the pro forma year ended December 31, 1997 was 32.2%. The drop in gross margin in 1998 compared to pro forma 1997 was attributable to product promotions for aftermarket plastic and fiberglass products, increased reserves established for product returns and obsolete inventories resulting from rationalizing product lines between Lund and Deflecta-Shield, added overhead costs of new facilities in Illinois and Indiana, shift in sales mix to lower margin products, and reduced fixed overhead absorption due to lower production levels in aftermarket plastic and fiberglass products.

Gross profit for the fiscal years ended June 30, 1997 and 1996 were 34.1% and 37.9%, respectively. The decreasing gross profit from fiscal 1996 to fiscal 1997 primarily resulted from a shift in sales mix to lower margin products, higher raw material plastic prices, warranty claims, principally on acrylic products, higher facility and lease costs, and higher fixed costs as a percentage of net sales due to lower production and shipping volumes. Gross profit during the fiscal year ended June 30, 1997 was also impacted by production and material inefficiencies caused by the introduction of a new quality program.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $11,800, or 10.4% of net sales, for the year ended December 31, 1998, compared to $2,085, or 10.7% of net sales, for the six-month period ended December 31, 1997. On a pro forma basis for the year ended December 31, 1997, general and administrative expenses were $10,437, or 9.2% of net sales. The increase of $1,363 for the year ended December 31, 1998 over the 1997 comparable pro forma period is primarily due to training and implementation of a new company-wide information system, non-recurring personnel severance costs, recruiting and relocations, relocation of the Oklahoma tonneau production to the heavy truck division.

General and administrative expenses were $4,264, or 9.8% of net sales, for the fiscal year ended June 30, 1997, compared to $3,934, or 8.5% of net sales, for the fiscal year ended June 30, 1996. The increase in general and administrative expenses during the fiscal year ended June 30, 1997 was primarily caused by administrative expenses for the Oklahoma tonneau cover facility and expenses associated with evaluating the Company's strategic alternatives.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $13,736, or 12.2% of net sales, for the year ended December 31, 1998 compared to $3,103, or 15.9% of net sales, for the six-month period ended December 31, 1997. Selling and marketing expenses were $14,277, or 12.5% of net sales, for the pro forma year ended December 31, 1997. The decease of $541 in 1998 from the 1997 pro forma period was the result of synergistic reductions in spending and personnel resulting from merging the sales and marketing groups of Lund and Deflecta-Shield.

Selling and marketing expenses were $6,332, or 14.6% of net sales, for the fiscal year ended June 30, 1997, compared to $5,750, or 12.4% of net sales, for the fiscal year ended June 30, 1996. The increased sales and marketing costs were due to higher customer advertising and display expenses, general advertising and printing costs, new product support costs, promotional sponsorship costs and salary expenses.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $2,970, or 2.6% of net sales, for the year ended December 31, 1998, compared to $722, or 3.7% of net sales, for the six-month period ended December 31, 1997. On a pro forma basis, research and development expenses were $2,739, or 2.4% of net sales, for the year ended December 31, 1997. The increase of $231 between the year ended December 31, 1998 and the pro forma year ended December 31, 1997 was due to increased personnel and development costs for new products and applications of existing products.

Research and development expenses were $1,290, or 3.0% of net sales, for the fiscal year ended June 30, 1997, compared to $1,109, or 2.4% of net sales, for the fiscal year ended June 30, 1996. This increase was due to increased product support and application development.

AMORTIZATION OF INTANGIBLES: Amortization expense was $2,424 for the year ended December 31, 1998, compared to $61, $122, and $9 for the six-months ended December 31, 1997 and the years ended June 30, 1997 and 1996, respectively. The increase in amortization in 1998 reflects intangibles amortization associated with the Deflecta-Shield acquisition.

NON-RECURRING TRANSACTION EXPENSES: On September 19, 1997, Harvest Partners purchased 38% of the Company's outstanding shares of common stock from the former Chairman of the Board and his family. In connection with the transaction, the Company recorded a pre-tax non-recurring charge of $1,174. This charge includes $600 paid to the former Chairman of the Board for a covenant not to compete and severance and $574 for investment banking, legal, accounting and other related expenses.

OTHER (EXPENSE) INCOME, NET: Other (expense) income, net, was $5,524 of expense, primarily interest expense, for the year ended December 31, 1998, compared to income of $84, $364, and $258 for the six-months ended December 31, 1997 and the years ended June 30, 1997 and 1996, respectively. The acquisition of Deflecta-Shield resulted in the Company incurring substantial new long-term debt and using its entire balance of unrestricted marketable securities to finance the acquisition.

INCOME TAX EXPENSE (BENEFIT): The Company recorded a tax benefit of $1,615 for the year ended December 31, 1998, or a tax benefit of 28.4%. For the six-months ended December 31, 1997, the tax benefit was 25.0% and for the years ended June 30, 1997 and 1996, the Company recorded an effective tax rate of 29.8% and 34.5%, respectively. The effective tax benefit for the year ended December 31, 1998 and six-months ended December 31, 1997 was less than the statutory effective tax benefit due to the non-deductibility for tax purposes of acquisition-related goodwill in 1998 and the non-deductibility for tax purposes in 1997 of certain of the costs incurred related to the non-recurring transaction described previously.

NET INCOME PER SHARE: The Company's net loss for the twelve months ended December 31, 1998 was $4,070, or $.64 per share, compared to a net loss per share of $.08 for the six-months ended December 31, 1997 and net income per share of $.50 and $1.05 for the years ended June 30, 1997 and 1996, respectively.

OUTLOOK

The acquisitions of Deflecta-Shield in 1997 and Ventshade in 1998 brought to the Company significant new product lines, outstanding customer service levels, operational strengths to address new production methods, enhanced design and engineering capabilities, and new market channels. Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating more and more in the distribution of automotive appearance accessories.

The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers, and OEM channels. This shift has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the plastic product lines. The Company had a strong presence with the majority of the warehouse distributors. The Deflecta-Shield acquisition brought an increased OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors and aluminum products. Ventshade strengthened the light truck markets with its key product lines such as bugflectors, ventshades, and ventvisors. In addition, Ventshade contributed an increased presence in the mass merchandiser and retail specialty markets.

The automotive accessory market is currently going through significant consolidation in both the manufacturing and distribution areas. The Company expects to take advantage of this consolidation with both new product development and acquisitions to become the market leader in all product categories in which it competes. The long-term goal of the Company is to become the low cost producer by increasing product line sales volume and customer service levels through acquisition, product line rationalization and facility consolidation to improve capacity utilization. This effort will be enhanced by improved plant efficiencies, consolidation of purchasing and quality improvements through improved engineering and QS9000 initiatives.

However, during 1998, the Company incurred delays in maximizing the synergistic benefits it hoped to obtain from the Deflecta-Shield acquisition by consolidating and internalizing operations. Notwithstanding these delays, the consolidation of Deflecta-Shield's operations led to (i) the closure of the tonneau cover cut and sew operation in Oklahoma, with production transferred to the heavy truck division, (ii) the merging of the sales and marketing functions,
(iii) the integration of information systems into a single platform, with expected completion in mid-1999, (iv) the consolidation of Deflecta-Shield's Iowa warehouse into Minnesota, with an expected completion date of April 1999, and (v) the divestiture of an unprofitable custom fiberglass operation in January 1999. Thus, the full potential of the Deflecta-Shield's acquisition savings is not expected to be realized until the end of 1999.

In October 1998, the Company received notice from The Nasdaq Stock Market that its shares of common stock may no longer meet the maintenance standards and requirements for continued listing on the Nasdaq National Market. In January 1999, the Company was notified that it was in full compliance of Nasdaq's maintenance standards and requirements and, thus, the Company's securities will continue to trade on the Nasdaq National Market.

On January 29, 1999, the Company completed the acquisition of 100% of the capital stock of Smittybilt, Inc. for $18 million in cash. The acquisition of Smittybilt continues to strengthen the Company's light truck markets with its key product lines of stainless, chromed and painted steel tubular light truck accessories.

While the Company remains committed to continued growth through acquisitions, the Company currently is not actively engaged in negotiations regarding any acquisitions.

EFFECTS OF INFLATION: Although increases in costs of certain materials and labor could adversely affect operations, the Company generally has been able to increase its selling prices to offset increased costs. Price competition, however, particularly in the plastic and fiberglass product lines, could affect the ability of the Company to increase its selling prices to reflect such increased costs. In general, management believes that the relatively moderate inflation over the last few years did not have a significant impact on the Company's net sales, but that increasing raw material prices and labor costs had an impact on gross profit.

FINANCIAL CONDITION

The Company's consolidated balance sheet at December 31, 1998 reflects the Company's acquisition of 100% of the outstanding common stock of Deflecta-Shield and Ventshade, and at December 31, 1997, the initial acquisition of 98.8% of the outstanding common stock of Deflecta-Shield.

                                                                             As of
                                                   ------------------------------------------------------------
                                                      December 31,         December 31,          June 30,
                                                          1998                 1997                1997
                                                   -------------------- -------------------- ------------------
Cash and marketable securities
  (including restricted cash)                            $ 1,191              $ 7,913            $13,944
Total current assets                                      63,203               52,466             30,339
Total assets                                             221,357              144,027             41,445
Total current liabilities                                 28,467               25,008              4,197
Total long-term debt
  (excluding current maturities)                          99,796               52,927              4,130
Working capital                                           34,736               27,458             26,142
Current ratio                                           2.2 to 1             2.1 to 1           7.2 to 1
Stockholders' equity                                      85,887               62,514             32,853
Stockholders' equity to total liabilities                .6 to 1              .8 to 1           3.8 to 1



LIQUIDITY: Net cash used by operating activities was $7,122 for the year ended December 31, 1998 and net cash provided by operating activities was $363, $4,528, and $3,010 for the six-month period ended December 31, 1997 and for the fiscal years ended June 30, 1997 and 1996, respectively.

Net cash used in investing activities during the year ended December 31, 1998 was $75,933, reflecting the acquisition of Ventshade, the remaining costs related to the acquisition of Deflecta-Shield, and the construction of a new 104,000 square foot warehouse addition in Minnesota. Net cash used in investing activities during the six months ended December 31, 1997 was $63,945, reflecting the impact of the acquisition of Deflecta-Shield.

Net cash provided by financing activities for the year ended December 31, 1998 was $77,456 and includes $45,000 of proceeds from the Company's senior and subordinated lenders and $25,000 of proceeds from the issuance of common and preferred stock to finance the acquisition of Ventshade. Net cash provided by financing activities for the six-month period ended December 31, 1997 was $70,094 and reflects $40,879 proceeds from the Company's tender loan facility with Heller financial and $30,000 of proceeds from the issuance of common and preferred stock to finance the acquisition of Deflecta-Shield.

The Company's cash and temporary cash investments at December 31, 1997 were reduced substantially by cash used to settle Deflecta-Shield's stock options outstanding on December 30, 1997, and to pay direct acquisition costs accrued at December 31, 1997.

On December 23, 1998, the Company amended its credit agreement with its senior lender. The amended credit agreement, in addition to restructuring the Company's debt, modified all financial covenants. Consequently, at December 31, 1998, the Company was fully compliant with all financial covenants of its lenders.

CAPITAL

With respect to financing related to the acquisitions of Ventshade and Deflecta-Shield, refer to Notes 2 and 4 to the Notes to the Consolidated Financial Statements.

On December 29, 1998, the Company defeased the Industrial Development Revenue Bonds (the"Bonds") by placing its restricted cash and marketable securities held pursuant to the Bond agreement as of that date and an additional deposit of $3,182 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow can be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company has guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities will continue to be presented as an asset and obligation of the Company until such guarantee expires in January 2000.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund working capital growth, anticipated capital expenditures not financed through operating leases and required debt repayments for the foreseeable future. The amount available for borrowing under the Revolver at December 31, 1998 was $13,042.

FINANCIAL INSTRUMENTS MARKET RISK

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and its Revolving Line of Credit are dependent upon the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at December 31, 1998. The Company does not enter into hedging or derivative instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the period of a business enterprise resulting from non-owner sources. The only adjustment to the Company's net (loss) income to arrive at comprehensive income has been unrealized holding gains (losses) on marketable securities for the six-months ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996.

In 1998, the Company adopted SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting operating segment information in both annual reports and interim financial reports issued to shareholders. The adoption of SFAS No. 131 reflects the Company's realignment into three operating segments for both internal and external reporting: (i) the heavy truck division for design, manufacture, marketing and distribution of accessories for heavy trucks (Class 8), (ii) the suspension division for design, marketing and distribution of suspension modifications for light trucks, and
(iii) the light truck division for design, manufacture, marketing and distribution of aftermarket accessories for light trucks.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and does not expect it to significantly change its current accounting for software costs. SOP 98-1 is required to be adopted by the Company for its fiscal year 1999.

YEAR 2000 COMPLIANCE

Many financial information and operational systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

State Of Readiness

As background, in April 1998, the Company upgraded its central processor in its Minnesota headquarters to an AS/400, model 640/2237 running OS/400 v4r2, and by June 1998, the Company had implemented a century-dated version of its new BPCS software. Consequently, by June of 1998, the central processor and the business operating system of the Company in its Minnesota headquarters were Y2K compliant for its main information technology ("IT") system. Simultaneously, in the first quarter of 1998, the Company embarked on Y2K planning dedicated to systematically integrating the operations that were acquired with the acquisition of Deflecta-Shield. At the time of the acquisition, each Deflecta-Shield entity operated its own business system, none of which were Y2K compliant. To date, three of the five Deflecta-Shield entities have been converted to the Company's IT systems that are Y2K compliant. The remaining two entities are scheduled for conversion to Y2K technology on May 1, 1999 and August 1, 1999. At the same time, with each conversion to the Company's IT system, network topology and desktop computing is upgraded. The central processor is accessed through a wide-area network (WAN) accomplished through a frame relay. All equipment purchased to effect the WAN is Y2K compliant. As each operation is converted to BPCS, all prior business system's equipment is replaced through the central processor and the WAN. PC compliance is accomplished through BIOS upgrades or replacement of equipment. A local area network is established at each site utilizing equipment purchased for that specific purpose. All servers and software is Y2K compliant. Thus, with each conversion and cut over to BPCS, the business operating system, the WAN/LAN topology, and desktop computing of each operating entity will be Y2K compliant.

Beyond the activities of conversion and cut over to BPCS, the Y2K plan consists of a five-step process: inventory, assessment, planning, remediation, and testing. The Company has virtually completed its inventory of IT and non-IT systems and is currently assessing and documenting Y2K compliance. Letters to primary business partners, such as customers, suppliers, and financial institutions, will be mailed by the end of March 1999 which request certain Y2K information.

The Company has also inventoried non-IT micro-controlled equipment, such as production equipment and security systems, and is currently assessing any potential vulnerability. At the present time, management believes there are no significant issues relating to plant production equipment. Plant operations are, in general, not computer controlled since manufacturing processes are discrete and based on work center or cell. None of the Company's products include any microcontrollers.

The two recent acquisitions, Ventshade and SmittyBilt, are Y2K compliant in terms of business operating system and central processors. Both operations have internally created business systems with eight character date fields. They both use AS/400 platforms running current versions of OS/400. The Company is currently inventorying their desktop hardware and software, although it expects no material issues from any of the equipment.

The Company expects to complete assessment during April 1999, with any remediation to IT and non-IT equipment to begin in June 1999. In terms of trading partner readiness to process in the year 2000, the Company is beginning to assess their capabilities through responses to questionnaires.

Cost

The Company anticipates a total cost of between $600 to $900 over 1998 and 1999, of which a portion will be capitalized and the remainder charged to earnings in the respective years. The Company does not expect these activities to materially impact earnings.

Risks

Under a hypothetical scenario where unknown elements are not Y2K compliant, then the Company may not be able to:

1.   Transact at certain workstations through lack of desktop readiness.
2. Receive phone calls at certain outlying locations (the phone system at the Company's Minnesota headquarters is Y2K compliant).
3. Conduct transactions where third party software is used to conduct business, including, among others, the following transactions:
          a. Bar code labeling
          b. EDI communication
          c. Payroll
          d. Small package shipments

The above are considered risks because they have not been completely assessed. However, preliminary data indicates that no significant risks exist within any of the environments. The Company's assessment is expected to be completed by September 1999.

Contingency Plans

The Company's contingency plans assume that all unknowns are not Y2K compliant.

Issue                         Contingency plan
-----                         ----------------
Desktop not compliant         Purchase new PC's/software or BIOS upgrades
Phone systems not compliant   Purchase new system or change out certain elements
Bar Code labeling             Purchase new software or upgrade existing
EDI communication             Purchase new software or upgrade existing
Payroll                       Purchase new software or upgrade existing
Small package shipments       Purchase new software or upgrade existing

In each of these cases, the Company prefers to upgrade existing software in order to minimize additional programming work incurred through the implementation of different software.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K and the Annual Report to Shareholders, including the Chief Executive Officer's letter relating to future financial results, the effects of the acquisitions, company operations, trends and market analysis, among others, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. With respect to the Company's acquisitions, among the factors that could cause anticipated results of operations to differ materially are the following: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate acquired companies or to control costs associated with such integration; and the representations, warranties and covenants in the merger and purchase agreements proving to be materially untrue. In addition, Lund's, Deflecta-Shield's, Ventshade's and Smittybilt's business and operations (and anticipated results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                           CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,        DECEMBER 31,         JUNE 30,
                       ASSETS                            1998                1997               1997
                                                     ------------        ------------        -----------
Current assets:
  Cash and temporary cash investments                $  1,191,029        $  6,790,130        $   277,740
  Restricted cash                                               -           1,123,354          1,393,146
  Marketable securities                                         -                   -         12,273,163
  Accounts receivable, net                             33,389,494          21,450,255          8,325,739
  Inventories                                          21,770,696          17,993,562          6,611,761
  Deferred income taxes                                 4,300,229           3,517,253            743,900
  Other current assets                                  2,552,218           1,591,465            713,617
                                                     ------------        ------------        -----------
      Total current assets                             63,203,666          52,466,019         30,339,066

Property and equipment, net                            29,568,206          20,621,004          7,310,357
Intangibles, net                                      119,833,969          68,777,920          2,223,420
Restricted cash and marketable securities               3,911,047             594,902            580,242
Other assets                                            4,839,816           1,567,617            991,621
                                                     ------------        ------------        -----------
     Total assets                                    $221,356,704        $144,027,462        $41,444,706
                                                     ============        ============        ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                            $  6,466,129        $  7,521,318        $ 1,861,446
  Accrued expenses                                     17,750,298          15,786,335          1,875,160
  Long-term debt, current portion                       4,250,696           1,700,000            460,000
                                                     ------------        ------------        -----------
     Total current liabilities                         28,467,123          25,007,653          4,196,606

Long-term debt, less current portion                   99,795,705          52,927,067          4,130,000
Deferred income taxes                                   6,599,715           2,352,239                  -
Other liabilities                                         607,126           1,226,863            265,178

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock-Series A, $.01 par value;
  authorized 2,000,000 shares; none issued and
  outstanding at December 31, 1998 and June 30, 1997,
  1,493,398 issued and outstanding at December 31, 1997         -              14,934                  -
Preferred stock-Series B, $.01 stated value;
  authorized 362,709 shares; 252,401.8 issued and
  outstanding at December 31, 1998, none issued and
  outstanding at December 31, 1997 and June 30, 1997        2,524                   -                  -
Common stock, $.10 par value;
  authorized 25,000,000 shares; issued and outstanding
  6,310,782  at December 31, 1998, 5,268,370 at
  December 31, 1997, and 4,393,970 at June 30, 1997       631,078             526,837            439,397
Class B-1 common stock, $.01 par value;
  authorized 3,000,000 shares; 1,493,398 issued and
  outstanding at December 31, 1998, none issued and
  outstanding at December 31, 1997 and June 30, 1997       14,934                   -                  -
Additional paid-in capital                             58,163,995          30,884,301            986,675
Unrealized holding gains on marketable securities               -                   -              9,957
Unearned deferred compensation                                  -             (57,092)           (91,352)
Retained earnings                                      27,074,504          31,144,660         31,508,245
                                                     ------------        ------------        -----------
     Total stockholders' equity                        85,887,035          62,513,640         32,852,922
                                                     ------------        ------------        -----------
     Total liabilities and stockholders' equity      $221,356,704        $144,027,462        $41,444,706
                                                     ============        ============        ===========




The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                YEARS ENDED
                                                YEAR ENDED        SIX MONTHS ENDED      -----------------------------
                                               DECEMBER 31,         DECEMBER 31,           JUNE 30,          JUNE 30,
                                                   1998                 1997                 1997              1996
Net sales                                    $112,593,558       $     19,523,308        $43,304,927       $46,423,208
Cost of goods sold                             81,824,529             12,946,258         28,531,370        28,824,792
                                             ------------       ----------------        -----------       -----------
  Gross profit                                 30,769,029              6,577,050         14,773,557        17,598,416

Operating expenses:
  General and administrative                   11,799,611              2,085,184          4,264,320         3,933,526
  Selling and marketing                        13,736,184              3,103,005          6,332,003         5,749,668
  Research and development                      2,970,007                722,234          1,289,655         1,108,750
  Amortization of intangibles                   2,424,186                 60,636            121,984             9,329
  Non-recurring transaction                             -              1,174,299                  -                 -
                                             ------------       ----------------        -----------       -----------
    Total operating expenses                   30,929,988              7,145,358         12,007,962        10,801,273
                                             ------------       ----------------        -----------       -----------
(Loss) income from operations                    (160,959)              (568,308)         2,765,595         6,797,143

Other (expense) income:
  Interest expense                             (5,483,994)              (159,511)          (293,289)         (324,792)
  Interest income                                 105,851                306,433            694,857           601,362
  Other, net                                     (146,377)               (63,127)           (37,643)          (18,797)
                                             ------------       ----------------        -----------       -----------
    Other (expense) income, net                (5,524,520)                83,795            363,925           257,773
                                             ------------       ----------------        -----------       -----------
(Loss) income before income taxes              (5,685,479)              (484,513)         3,129,520         7,054,916
Income tax (benefit) expense                   (1,615,323)              (120,928)           933,786         2,432,754
                                             ------------       ----------------        -----------       -----------

      Net (loss) income                      $ (4,070,156)      $       (363,585)       $ 2,195,734       $ 4,622,162
                                             ============       ================        ===========       ===========

      Basic and diluted (loss) earnings
          per share                          $      (0.64)      $          (0.08)       $      0.50       $      1.05
                                             ============       ================        ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

       Year ended December 31, 1998, six months ended December 31, 1997, and years ended June 30, 1997 and 1996

                                                              PREFERRED STOCK-SERIES A                 PREFERRED STOCK-SERIES B
                                                              ------------------------                 ------------------------
                                                               SHARES             AMOUNT              SHARES               AMOUNT
Balance, June 30, 1995                                           -                  -                   -                    -
 Restricted shares canceled                                      -                  -                   -                    -
Options exercised                                                -                  -                   -                    -
Net income                                                       -                  -                   -                    -
Change in unrealized holding gains
  (losses) on marketable securities                              -                  -                   -                    -
Amortization of deferred
  compensation                                                   -                  -                   -                    -
                                                           ---------         ----------          ----------         ------------
     Total comprehensive income

Balance, June 30, 1996                                           -                  -                   -                    -
Options exercised                                                -                  -                   -                    -
Net income                                                       -                  -                   -                    -
Change in unrealized holding gains
  (losses) on marketable securities                              -                  -                   -                    -
Amortization of deferred
  compensation                                                   -                  -                   -                    -
                                                           ---------         ----------          ----------         ------------
     Total comprehensive income

Balance, June 30, 1997                                           -                  -                   -                    -
Issuance of preferred stock                                1,493,398         $   14,934                 -                    -
Issuance of common stock                                         -                  -                   -                    -
Net loss                                                         -                  -                   -                    -
Change in unrealized holding gains
  (losses) on marketable securities                              -                  -                   -                    -
Amortization of deferred
  compensation                                                   -                  -                   -                    -
                                                           ---------         ----------          ----------         ------------
     Total comprehensive income

Balance, December 31, 1997                                 1,493,398         $   14,934                 -                    -
Conversion of preferred stock                             (1,493,398)           (14,934)
Issuance of preferred stock                                                                       252,401.8         $      2,524
Issuance of common stock, net
  of issuance costs
Net loss
Amortization of deferred
  compensation
Cancellation of restricted stock
Issuance of warrants in connection
  with senior subordinated notes
                                                           ---------         ----------          ----------         ------------
     Total comprehensive income
Balance, December 31, 1998                                       -           $      -             252,401.8         $      2,524
                                                           =========         ==========          ==========         ============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                   COMMON STOCK                 COMMON STOCK - CLASS B-1
                                                   ------------                 ------------------------         ADDITIONAL
                                                                                                                  PAID-IN
                                              SHARES           AMOUNT            SHARES           AMOUNT          CAPITAL
                                             ---------         --------         ---------         -------        -----------
Balance, June 30, 1995                       4,387,902         $438,790               -           $   -          $   767,417
 Restricted shares canceled                    (15,000)          (1,500)              -               -              (10,423)
Options exercised                               19,068            1,907               -               -              218,881
Net income                                         -                -                 -               -                  -
Change in unrealized holding gains
  (losses) on marketable securities                -                -                 -               -                  -
Amortization of deferred
  compensation                                     -                -                 -               -                  -
                                             ---------         --------         ---------         -------        -----------
     Total comprehensive income

Balance, June 30, 1996                       4,391,970          439,197               -               -              975,875
Options exercised                                2,000              200                                               10,800
Net income                                         -                -                 -               -                  -
Change in unrealized holding gains
  (losses) on marketable securities                -                -                 -               -                  -
Amortization of deferred
  compensation                                     -                -                 -               -                  -
                                             ---------         --------         ---------         -------        -----------
     Total comprehensive income

Balance, June 30, 1997                       4,393,970          439,397               -               -              986,675
Issuance of preferred stock                        -                -                 -               -           18,906,418
Issuance of common stock                       874,400           87,440               -               -           10,991,208
Net loss                                           -                -                 -               -                  -
Change in unrealized holding gains
  (losses) on marketable securities                -                -                 -               -                  -
Amortization of deferred
  compensation                                     -                -                 -               -                  -
                                             ---------         --------         ---------         -------        -----------
     Total comprehensive income

Balance, December 31, 1997                   5,268,370          526,837               -               -           30,884,301
Conversion of preferred stock                                                   1,493,398          14,934
Issuance of preferred stock                                                                                       17,665,593
Issuance of common stock, net
  of issuance costs                          1,047,412          104,741                                            7,042,143
Net loss
Amortization of deferred
  compensation                                                                                                       (28,542)
Cancellation of restricted stock                (5,000)            (500)                                                 500
Issuance of warrants in connection
  with senior subordinated notes                                                                                    2,600,000
                                             ---------         --------         ---------         -------        -----------
     Total comprehensive income
Balance, December 31, 1998                   6,310,782         $631,078         1,493,398         $14,934        $58,163,995
                                             =========         ========         =========         =======        ===========

[WIDE TABLE CONTINUED FROM ABOVE]

    Unearned                 Other                                                            Total
    Deferred             Comprehensive            Retained                                Comprehensive
  Compensation           Income (loss)            Earnings              Total              Income (loss)
 --------------          -------------           -----------         -----------          -------------
 $     (242,175)         $    (150,356)          $24,690,349         $25,504,025
         11,923                    -                     -
            -                      -                     -               220,788
            -                      -               4,622,162           4,622,162          $   4,622,162
                                                                             -
            -                   89,914                   -                89,914                 89,914
                                                                             -
         70,380                    -                     -                70,380
 --------------          -------------           -----------         -----------          -------------
                                                                                          $   4,712,076
                                                                                          =============
       (159,872)               (60,442)           29,312,511          30,507,269
            -                      -                     -                11,000
            -                      -               2,195,734           2,195,734          $   2,195,734
                                                                             -
            -                   70,399                   -                70,399                 70,399
                                                                             -
         68,520                    -                     -                68,520
 --------------          -------------           -----------         -----------          -------------
                                                                                          $   2,266,133
                                                                                          =============
        (91,352)                 9,957            31,508,245          32,852,922
            -                      -                     -            18,921,352
            -                      -                     -            11,078,648
            -                      -                (363,585)           (363,585)              (363,585)
                                                                             -
            -                   (9,957)                  -                (9,957)                (9,957)
                                                                             -
         34,260                    -                     -                34,260
 --------------          -------------           -----------         -----------          -------------
                                                                                          $    (373,542)
                                                                                          =============
        (57,092)                   -              31,144,660          62,513,640
                                                                             -
                                                                      17,668,117

                                                                       7,146,884
                                                  (4,070,156)         (4,070,156)            (4,070,156)
                                                                             -
         57,092                                                           28,550
                                                                             -

                                                                       2,600,000
 --------------          -------------           -----------         -----------          -------------
                                                                                          $  (4,070,156)
                                                                                          =============
 $         -             $        -              $27,074,504         $85,887,035
 =============           =============           ===========         ===========

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED     SIX MONTHS ENDED
                                                                                  DECEMBER 31,      DECEMBER 31,
                                                                                      1998              1997
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $  (4,070,156)   $    (363,585)
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation                                                                   3,790,331          624,352
      Amortization                                                                   2,842,112          122,120
      Deferred income taxes                                                         (1,168,254)          77,850
      Gain (loss) on disposal of property and equipment                                 29,702          (11,984)
      Provision for (reduction in) doubtful accounts reserves                          212,483           78,447
      Provision for inventory reserves                                               1,542,222          190,479
  Changes in operating assets and liabilities, net of impact of aquisitions in the periods ended December 31, 1998 and 1997 and June 30, 1996:
      Accounts receivable                                                            1,271,277       (1,284,618)
      Inventories                                                                     (854,551)        (382,708)
      Other current and other assets                                                    98,087         (645,970)
      Accounts payable, trade                                                       (3,277,372)         925,424
      Accrued expenses                                                              (7,537,650)       1,033,169
                                                                                 -------------    -------------
              Net cash (used) provided by operating activities                      (7,121,769)         362,976
                                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Deflecta-Shield common stock, net of cash acquired                    (3,155,683)     (76,078,599)
  Purchase of Ventshade common stock, net of cash acquired                         (65,095,878)
  Purchase of marketable securities                                                        -         (2,496,978)
  Proceeds from sales of marketable securities                                             -         13,761,900
  Proceeds from redemptions of marketable securities                                       -            998,284
  Purchases of property and equipment                                               (5,548,606)        (866,888)
  Proceeds from sales of property and equipment                                         76,725           11,984
  Change in restricted cash and marketable securities                               (2,192,791)         255,132
  Increase in note receivable to Innovative Accessories, Inc.                              -                -
  Innovative Accessories, Inc. acquisition costs                                           -                -
  Other investing activities                                                           (17,253)         470,336
                                                                                 -------------    -------------
      Net cash used in investing activities                                        (75,933,486)     (63,944,829)
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                     110,030,124       40,878,576
  Debt issuance costs                                                               (1,172,068)        (300,000)
  Proceeds from issuance of common and preferred stock                              25,000,000       30,000,000
  Payment of long-term debt                                                        (58,018,653)        (460,000)
  Checks issued in excess of cash balances                                           1,757,117              -
  Payment of other liabilities                                                        (140,366)         (24,333)
                                                                                 -------------    -------------
      Net cash provided by (used in) financing activities                           77,456,154       70,094,243
                                                                                 -------------    -------------

  Net increase (decrease) in cash and temporary cash investments                    (5,599,101)       6,512,390

CASH AND TEMPORARY CASH INVESTMENTS:
  Beginnng of period                                                                 6,790,130          277,740
                                                                                 -------------    -------------
  End of period                                                                  $   1,191,029    $   6,790,130
                                                                                 =============    =============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                          YEARS ENDED
                                                                                 ------------------------------
                                                                                    JUNE 30,         JUNE 30,
                                                                                      1997            1996
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $   2,195,734    $   4,622,162
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation                                                                   1,039,887          779,388
      Amortization                                                                     284,164          128,813
      Deferred income taxes                                                             71,700         (136,800)
      Gain (loss) on disposal of property and equipment                                (38,000)         (17,065)
      Provision for (reduction in) doubtful accounts reserves                          (43,248)         228,200
      Provision for inventory reserves                                                 150,077           52,895
  Changes in operating assets and liabilities, net of impact of aquisitions in the periods ended December 31, 1998 and 1997 and June 30, 1996:
      Accounts receivable                                                            1,650,875         (407,852)
      Inventories                                                                     (410,559)      (1,123,971)
      Other current and other assets                                                   321,329         (158,391)
      Accounts payable, trade                                                         (428,317)        (836,466)
      Accrued expenses                                                                (265,188)        (120,714)
                                                                                 -------------    -------------
              Net cash (used) provided by operating activities                       4,528,454        3,010,199
                                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Deflecta-Shield common stock, net of cash acquired                           -                -
  Purchase of Ventshade common stock, net of cash acquired
  Purchase of marketable securities                                                (12,365,349)      (7,880,519)
  Proceeds from sales of marketable securities                                       4,963,330        7,861,812
  Proceeds from redemptions of marketable securities                                 3,829,904        2,504,006
  Purchases of property and equipment                                               (1,487,432)        (814,959)
  Proceeds from sales of property and equipment                                         81,634           76,822
  Change in restricted cash and marketable securities                                  (98,760)         245,729
  Increase in note receivable to Innovative Accessories, Inc.                              -         (2,230,089)
  Innovative Accessories, Inc. acquisition costs                                           -           (114,341)
  Other investing activities                                                          (301,410)        (175,320)
                                                                                 -------------    -------------
      Net cash used in investing activities                                         (5,378,083)        (526,859)
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt
  Proceeds from issuance of common and preferred stock                                  11,000          220,788
  Payment of long-term debt                                                           (440,000)        (420,000)
  Checks issued in excess of cash balances                                                 -           (909,880)
  Payment of other liabilities                                                         (87,047)             -
  Debt issuance costs                                                                      -                -

                                                                                 -------------    -------------
      Net cash provided by (used in) financing activities                             (516,047)      (1,109,092)
                                                                                 -------------    -------------

  Net increase (decrease) in cash and temporary cash investments                    (1,365,676)       1,374,248

CASH AND TEMPORARY CASH INVESTMENTS:
  Beginnng of period                                                                 1,643,416          269,168
                                                                                 -------------    -------------
  End of period                                                                  $     277,740    $   1,643,416
                                                                                 =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Lund International Holdings, Inc. ("Holdings"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation ("Deflecta-Shield"), and Ventshade Holdings, Inc. ("Ventshade"), (collectively, the "Company"), designs, manufactures and distributes aftermarket automotive accessories for light and heavy duty trucks, sport utility vehicles and vans. The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements:

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

RESTRICTED CASH AND MARKETABLE SECURITIES
Restricted cash consists of cash held by a trustee, to which access by the Company is restricted in accordance with the Industrial Development Revenue Bonds (the "Bonds") loan agreement (Note 4).

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

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company has established a reserve to record inventories at estimated net realized value. Inventory reserves are determined based on the Company's continuing analysis of inventory levels in excess of current requirements or considered to be obsolete.

REVENUE RECOGNITION
Revenue is recognized upon shipment of the product. The Company estimates and records provisions for sales returns and allowances based on its historical experience.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

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

INTANGIBLES
Intangibles consist of goodwill, customer lists, patents, workforce-in-place, and a non-compete agreement. Goodwill is amortized over twenty to forty years and all other intangibles are amortized on a straight-line basis over their estimated lives. Costs incurred in applications for new patents and purchases of patents are capitalized and amortized over the life of the patent. Costs of defending and protecting company patents are expensed when incurred.

LONG LIVED ASSETS
Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

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

PRODUCT WARRANTY
The Company warrants its products with a limited lifetime warranty which covers actual product failure. The Company accrues a liability for estimated warranty claims associated with products sold.


FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of receivables, payables, and accrued expenses approximate their fair value. The estimated fair value of long-term debt, which approximates the carrying value, was determined using current rates offered to the Company of issues with the same remaining maturity and approximate the carrying value.

NEW ACCOUNTING PRONOUNCEMENT
In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is reviewing the requirements of the SOP and does not expect it to significantly change its current accounting for software costs. SOP 98-1 is required to be adopted by the Company for its fiscal year 1999.

USE OF ESTIMATES
The preparation of the Company's consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant areas which require the use of management's estimates relate to allocation of purchase price of acquisitions to fair values of assets and liabilities, provision for doubtful accounts reserves, reserves for inventory obsolescence and accruals for warranty claims, customer rebates and advertising.

RECLASSIFICATIONS
Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

2. ACQUISITIONS
--------------------------------------------------------------------------------

VENTSHADE HOLDINGS, INC.

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Ventshade for an aggregate purchase price of $69,367,619 consisting of an initial purchase price of $66,875,000, direct transaction costs of $1,758,361, and a working capital adjustment of $734,258. The funds for the acquisition were obtained from (i) issuance of common and preferred stock for aggregate gross proceeds of $25 million, (ii) proceeds from a new term loan to the Company of $25 million, (iii) $20 million gross proceeds from the issuance of 12.5% senior subordinated notes, and (iv) seller financing of $875,000.

Ventshade is a holding company with one subsidiary, Auto Ventshade Company ("AVS"). Headquartered in Lawrenceville, Georgia, AVS is a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors, and light covers used on pick-up trucks, sport utility vehicles, minivans (collectively "light trucks"), and passenger cars. AVS is a supplier to all major channels of distribution for automotive accessories, including automotive retailers, mass merchandisers, leading warehouse distributors, and original equipment manufacturers. The Company intends to utilize management expertise, assets, and distribution channels obtained in connection with the acquisition for the continued production and distribution of accessories for light trucks and passenger cars.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed and additional purchase obligations based on the estimated fair values at the date of acquisition.

The estimated fair values of assets acquired and liabilities assumed are summarized as follows (in thousands):

        Cash                                                              $ 904
        Accounts receivable                                               4,465
        Inventories                                                      13,423
        Other current assets                                              3,069
        Property and equipment                                            7,296
        Goodwill                                                         41,544
        Customer list, non-compete agreement, and
           work force-in-place                                           12,201
        Other assets                                                         87
        Accounts payable                                                 (2,228)
        Other current liabilities                                        (5,435)
        Other liabilities                                                (5,958)
                                                                        -------
                                                                        $69,368
                                                                        =======

Customer list, non-compete agreement, and work force-in-place valued at an aggregate of $12,201,000 will be amortized over ten years, six years, and five years, respectively. Goodwill, representing the excess of the purchase price over the net identifiable tangible and other intangible assets of $41,544,000, will be amortized over 40 years. The results of operations of Ventshade are included in the accounts of the Company commencing as of December 23, 1998, the date of acquisition.

DEFLECTA-SHIELD CORPORATION

Effective December 30, 1997, the Company, through a wholly-owned subsidiary, acquired 98.8% of the outstanding shares of Deflecta-Shield. The remaining 1.2% of outstanding shares were acquired on February 27, 1998. Deflecta-Shield manufactures fiberglass, plastic and aluminum appearance accessories for light and heavy trucks and also supplies suspension systems for light trucks.

The aggregate purchase price of $78,919,000 represents cash paid of $76,800,000 for 100% of the outstanding shares of Deflecta-Shield at $16 per share and direct transaction costs of $2,119,000. The acquisition was financed using the Company's available unrestricted cash and investments, borrowings under the Company's tender loan facility and new consolidated loan facility and proceeds from the issuance of common and preferred stock. The aggregate purchase price excludes Deflecta-Shield's outstanding long-term debt on the date of acquisition of $9,354,000 which was paid off on February 27, 1998 using proceeds from the Company's new consolidated loan facility.

As of December 31, 1997, the Company had paid $75,879,000 in cash to acquire 98.8% of the outstanding shares of Deflecta-Shield and incurred direct transaction costs of $2,119,000. On February 27, 1998, the Company acquired the remaining 1.2% of outstanding shares for

$921,000. The remaining amount of the payment of $921,000 for the outstanding shares is included as a component of other liabilities at December 31, 1997.

The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed and additional purchase obligations based on the estimated fair values at the date of acquisition. Additional purchase obligations recorded include $2,489,000 for severance and other restructuring costs associated with the shut down and consolidation of certain acquired facilities. At December 31, 1998, aggregate remaining accruals relating to these obligations were $1,536,000.

The estimated fair values of assets acquired and liabilities assumed which reflects adjustments to estimated fair values recorded in 1998 are summarized as follows (in thousands):

               Cash                                                   $  392
               Accounts receivable and other current assets           16,863
               Inventories                                            11,190
               Property and equipment                                 12,966
               Goodwill                                               61,295
               Customer lists and patents                              5,126
               Accounts payable                                       (6,109)
               Accrued settlement of stock options                    (3,451)
               Accrued severance and restructuring costs              (2,489)
               Long-term debt                                         (9,354)
               Other liabilities                                      (7,510)
                                                                     -------
                                                                     $78,919
                                                                     =======

Customer lists and patents valued at an aggregate amount of $5,126,000 will be amortized over ten years for customer lists and six years for patents. Goodwill, representing the excess of the purchase price over the net identifiable tangible and other intangible assets of $61,295,000, will be amortized over 40 years.

The results of operations of Deflecta-Shield are included in the accounts of the Company commencing as of December 30, 1997, the date of acquisition. Deflecta-Shield's results of operations from the date of acquisition to December 31, 1997 were not material.

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company as if the acquisitions of Deflecta-Shield and Ventshade had occurred as of July 1, 1997, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the periods presented.

(in thousands, except
 per-share amounts)             Twelve months ended    Six months ended
                                 December 31, 1998     December 31, 1997
                                -------------------    -----------------
Net sales                                 $167,036            $81,445
Net loss                                   (3,499)            (1,935)
Basic and diluted loss per share             (.55)              (.48)

INNOVATIVE ACCESSORIES, INC.

During November 1995, the Company entered into an agreement to provide working capital funds and to market products for Innovative Accessories, Inc. ("Innovative"). In connection with this agreement, the Company provided a working capital note of $2,230,089.

During June 1996, the Company acquired the assets and assumed certain liabilities of Innovative for a purchase price equal to the outstanding working capital note of $2,230,089, additional consideration and transaction costs, and future royalty payments to the former Innovative shareholders based upon future sales of Innovative.

The cost in excess of net tangible and identifiable intangible assets acquired, which consists principally of goodwill, was approximately $2,238,975. Goodwill is being amortized over 20 years. The acquisition has been recorded using the purchase method of accounting. Innovative's operating results have been included in the Company's consolidated operating results from the date of acquisition. The acquisition is not significant to the Company's overall results.

SMITTYBILT, INC.

On January 29, 1999, the Company acquired 100% of the Common Stock of Smittybilt, Inc. (See Note 13).

3. OTHER FINANCIAL STATEMENT DATA
--------------------------------------------------------------------------------

ADVERTISING

The Company expenses the production and space costs of advertising the first time the advertising takes place, except for costs of direct response advertising, product catalogs and brochures, which are capitalized and amortized over the expected period of future benefits, generally over periods not exceeding one year.

At December 31, 1998 and 1997, and June 30, 1997, $265,500, $124,676, and
$159,659, respectively, of direct response advertising costs, product catalogs, and brochures were reported as other current assets, net of accumulated amortization. Advertising expense was $5,489,284, $1,518,260, $2,738,285, and $2,577,981 for the year ended December 31, 1998, six-month period ended December 31, 1997 and the years ended June 30, 1997, and 1996, respectively.

SELECTED BALANCE SHEET INFORMATION
                                                June 30, 1997
                                             --------------------
MARKETABLE SECURITIES
Amortized cost                                   $ 12,263,206
Gross unrealized holding gains                          9,957
                                             --------------------
Fair value                                       $ 12,273,163
                                             ====================

Net realized (losses) gains included in net (loss) income for the six-month period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996 were ($28,815), $11,125, and ($1,628), respectively.

                                                           December 31,         December 31,            June 30,
                                                               1998                1997                   1997
                                                       ------------------    -------------------    -----------------
ACCOUNTS RECEIVABLE
Trade accounts receivable                                 $ 35,623,839            $ 22,989,229        $ 8,914,739
Less allowance for doubtful accounts                        (2,234,345)             (1,538,974)          (589,000)
                                                       ------------------     -----------------    ------------------
                                                          $ 33,389,494            $ 21,450,255        $ 8,325,739
                                                       ==================     =================    ==================
INVENTORIES
Raw materials                                               11,083,980               9,948,940          3,309,440
Work-in-process                                              1,350,946               2,893,072            230,573
Finished goods                                               9,335,770               5,151,550          3,071,748
                                                      -------------------     -----------------    ------------------
                                                          $ 21,770,696            $ 17,993,562        $ 6,611,761
                                                      ===================     =================    ==================
PROPERTY AND EQUIPMENT
Land                                                           197,493                 119,683              1,983
Buildings                                                   15,794,838              12,511,782          5,468,517
Machinery and equipment                                     17,387,045              10,312,066          3,941,882
Furniture and fixtures                                       3,599,109               1,478,585          1,107,231
                                                       ------------------     -----------------    ------------------
                                                            36,978,485              24,422,116         10,519,613
Less accumulated depreciation                               (7,410,279)             (3,801,112)        (3,209,256)
                                                       ------------------     -----------------    ------------------
                                                          $ 29,568,206            $ 20,621,004        $ 7,310,357
                                                       ==================     =================    ==================
INTANGIBLES
Goodwill                                                   104,741,672              63,377,200          1,903,866
Customer lists, patents and other                           17,966,831               5,800,736            639,556
                                                       ------------------     -----------------    ------------------
                                                           122,708,503              69,177,936          2,543,422
Less accumulated amortization                               (2,874,534)               (400,016)          (320,002)
                                                       ------------------     -----------------    ------------------
                                                          $119,833,969            $ 68,777,920        $ 2,223,420
                                                       ==================     =================    ==================

                                                           December 31,         December 31,            June 30,
                                                               1998                1997                   1997
                                                       ------------------    -------------------    -----------------
ACCRUED EXPENSES
Settlement of Deflecta-Shield stock
  Options                                                                            3,463,243
Acquisition transaction costs                                3,375,258               3,509,736
Severance and other restructuring costs                      1,563,011               1,916,507
Payroll and payroll related costs                            3,683,968               2,120,131            360,323
Customer rebates                                             1,290,469               1,044,400            397,016
Warranty                                                     3,236,683               1,344,732            324,189
Advertising                                                  1,338,539                 612,085            245,792
Checks issued in excess of cash balances                     1,757,117
Other, principally property taxes and
  accrued interest                                           1,505,253               1,775,501            547,840
                                                       ------------------     -----------------    ------------------
                                                          $ 17,750,298             $15,786,335        $ 1,875,160
                                                       ==================     =================    ==================

The following provides supplemental disclosures of cash flow activity:


                                                                  Six months
                                          Year ended                ended                    Year ended June 30,
                                         December 31,            December 31,       --------------------------------------
                                             1998                    1997                 1997                 1996
                                      --------------------    -------------------   -----------------    -----------------
Cash paid during the period for:

  Income taxes                            $  572,500                    $ 19,515          $1,102,187           $2,544,234
  Interest                                 5,134,616                     143,471             301,209              333,843


Significant non-cash investing and financing activities include the following:

Year ended December 31, 1998:

o In connection with the financing of the 12.5% senior subordinated notes, warrants were issued to purchase either 52,074.9 shares of series B preferred stock or 520,749 shares of common stock (Note 4). The warrants were valued at $2,600,000 and charged to additional paid-in capital.
o In connection with the equity investment (Note 11) on December 23, 1998, transaction costs of $185,000 were charged to additional paid-in capital.
o In connection with the acquisition of Ventshade (Note 2), the Company assumed liabilities of $13,621,000 and obtained seller financing of $875,000.
o Accrued acquisition transaction costs of the Company included in the purchase price of Ventshade were $1,758,361.

Six months ended December 31, 1997:

o In connection with the acquisition of Deflecta-Shield (Note 2), the Company assumed liabilities of $28,288,000.
o Accrued acquisition transaction costs of the Company included in the purchase price of Deflecta-Shield were $1,526,233.
o    The change in unrealized holding gains on marketable securities was $9,957.

Year ended June 30, 1997:

o The change in unrealized holding gains on marketable securities was $70,399.

Year ended June 30, 1996:

o In connection with the acquisition of Innovative (Note 2), a note receivable of $2,230,089 was converted to consideration for the purchase.
o The change in unrealized holding gains on marketable securities was $89,914.

4.       FINANCING ARRANGEMENTS
--------------------------------------------------------------------------------

Long-term debt consisted of the following:


                                                         December 31,           December 31,             June 30,
                                                             1998                   1997                   1997
                                                      -------------------    -------------------     ------------------
Revolving credit facility                                 $ 16,957,842
Term loan A                                                 18,875,000
Term loan B                                                 21,925,000
Term loan C                                                 25,000,000
12.5% senior subordinate notes, net of
unamortized discount of $2,592,137                          17,407,863
Tender loan facility                                                             $ 40,878,576
Deflecta-Shield revolving credit loan                                               9,353,818
Industrial Development Revenue Bonds                         3,630,000              4,130,000            $ 4,590,000
Other                                                          250,696                264,673
                                                      -------------------    -------------------     ------------------
                                                           104,046,401             54,627,067              4,590,000
Less current maturities                                     (4,250,696)            (1,700,000)              (460,000)
                                                      -------------------    -------------------     ------------------
Long-term debt                                            $ 99,795,705           $ 52,927,067            $ 4,130,000
                                                      ===================    ===================     ==================

Long-term debt maturities, which reflect the terms of the new consolidated loan facility described below, excluding the unamortized discount of $2,592,137, are as follows:


1999                                                 $  4,250,696
2000                                                    8,830,000
2001                                                    7,350,000
2002                                                   26,232,842
2003                                                   13,250,000
Thereafter                                             46,725,000
                                                 --------------------------
                                                     $106,638,538
                                                 ==========================

REVOLVING CREDIT LOAN AND TERM LOANS

In connection with the Company's December 23, 1998 acquisition of Ventshade, the Company amended its existing consolidated $87,000,000 loan facility that was previously closed on February 27, 1998. The amended credit agreement keeps in place two long-term notes ("Term A" and " Term B"), with original balances aggregating $42,000,000, and a revolving credit facility of $30,000,000 (the "Revolver"). All other terms and conditions regarding repayment remain unchanged. The amended credit agreement eliminates the $15,000,000 acquisition facility but adds a new long-term note ("Term C") up to a maximum of $34,500,000 based on the occurrence of two events, (i) acquisition of Ventshade that occurred on December 23, 1998, and (ii) the acquisition of Smittybilt, Inc. that occurred on January 28, 1999 (Note 15). As a result of the Ventshade acquisition on December 23, 1998, the Company drew down $25,000,000 against the Term C note.

Interest rates in the amended credit agreement float between the prime rate plus 1.5% to 2.0% for Term A and the Revolver, the prime rate plus 2.0% to 2.5% for Term B, and the prime rate plus 2.5% to 3.0% for Term C, with the actual interest rates based on a grid determined by the ratio of total indebtedness to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined by the amended credit agreement. The amended credit agreement also allows for borrowings bearing interest at London Inter-Bank Offering Rates ("LIBOR") plus 2.75% to 3.25% for Term A and the Revolver , LIBOR plus 3.25% to 3.75% for Term B, and LIBOR plus 3.75% to 4.25% for Term C, with the actual pricing based on the ratio of total indebtedness to pro forma EBITDA as defined by the amended credit agreement. The Revolver also requires an unused commitment fee at the annual rate of .5% payable quarterly. At December 31, 1998, the prime rate was 7.75% and LIBOR rates ranged from 5.313% to 5.625%.

Interest rates under the credit agreement prior to amendment floated between the prime rate plus .5% to 1.5% for Term A and the Revolver, and the prime rate plus 1% to 1.75% for Term B with actual pricing based on the ratio of total indebtedness to pro forma EBITDA. The credit agreement also allowed for borrowings bearing interest at LIBOR plus 1.75% to 2.75% for Term A and the Revolver and LIBOR plus 2.25% to 3.25% for Term B with actual pricing based on the ratio of total indebtedness to pro forma EBITDA.

Term A and Term B require principal payments in installments through 2004. Borrowings on Term C are due on December 31, 2005. The Company may voluntarily prepay any of the term loans without penalty. The Company must prepay borrowings in an amount equal to 75% of excess cash flow, as defined by the amended credit agreement, within one hundred days of each fiscal year end.

The amended credit agreement contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, merger or consolidation, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain fixed charge, interest and indebtedness to EBITDA ratios. The loan facility also requires an affiliate of Harvest Partners to contribute $5,000,000 in additional equity in the event the fixed charge coverage, as defined, drops below a minimum level for the year ending December 31, 1999 or for any fiscal quarter thereafter. Prior to amendment of the credit agreement, the Company was in violation of certain financial covenants. The amended credit agreement revised the financial covenants and cured past violations.

The amended credit agreement is collateralized by all of the consolidated assets of the Company, excluding those assets which collateralize the Bonds. Additionally, the amended credit agreement is collateralized by all of the capital stock of the subsidiaries of the Company.

Borrowings under the Revolver are subject to limitations based on the lesser of $30,000,000 less any issued letters of credit or a percentage of eligible receivables and inventories also adjusted for any issued letters of credit. The amount available for borrowing under the Revolver at December 31, 1998 was $13,042,158. The Revolver terminates on December 31, 2002.

12.5% SENIOR SUBORDINATED NOTES

On December 23, 1998, the Company entered into a Securities Purchase Agreement under which it issued a 12.5% Senior Subordinated Notes (the "Notes") due December 31, 2006 in the aggregate amount of $25,000,000. Under terms of the Securities Purchase Agreement, the Company received $20,000,000 upon the acquisition of Ventshade on December 23, 1998 (Note 2), and drew the remaining $5,000,000 upon the acquisition of Smittybilt, Inc. on January 29, 1999 (Note 15). Interest on the Notes is payable semi-annually. Prior to January 1, 2004, the Company may prepay all or any part of the Note upon the concurrent payment of a premium ranging from 1% to 3% of the principal amount prepaid. On January 1, 2004 and thereafter, the Company may prepay all or any part of the Note without incurring a prepayment premium. The Securities Purchase Agreement contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, merger or consolidation, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain interest coverage ratios.

In connection with the issuance of the Notes on December 23, 1998, the Company issued a warrant to the subordinated lenders for the purchase of 520,749 shares of the Company's Common Stock at $.11 per share, or 52,074.9 shares of Series B Preferred Stock under certain circumstances. Upon the funding of $5,000,000 in connection with purchase of Smittybilt, Inc. in January 1999, the warrant gave the subordinated lenders the right to purchase an additional 184,090 shares of the Company's Common Stock at $.11 per share, or 18,409 shares of Series B Preferred Stock under certain circumstances. This warrant, in connection with the funding of the $20,000,000 loan in December 1998, was valued at $2,600,000 at the date of issuance and is reflected as a component of additional paid-in capital. The amount is also presented as a discount on the Note and is being amortized to interest expense through December 31, 2006 using the straight-line method, which approximates the effective interest method.

TENDER LOAN FACILITY

In connection with the Company's December 30, 1997 acquisition of Deflecta-Shield, the Company obtained $42,000,000 in bridge financing in the form of a tender loan facility to acquire the majority of the outstanding shares of Deflecta-Shield. The Company drew down $40,878,576 against this facility on December 30, 1997 to acquire 98.8% of the total outstanding shares of Deflecta-Shield. The tender loan facility was refinanced on February 27, 1998 with the credit agreement described above.


DEFLECTA-SHIELD REVOLVING CREDIT LOAN

The Deflecta-Shield revolving credit loan was outstanding at December 31, 1997 under a former facility that was repaid on February 27, 1998, as part of new borrowings under the consolidated loan facility, discussed above.


INDUSTRIAL DEVELOPMENT REVENUE BONDS

The Bonds were issued to provide the Company with funding to finance the constructing and equipping of its manufacturing facility, completed in 1995. The loan agreement contains certain minimum and maximum compliance covenant ratios, limitations related to mergers or acquisitions, and restricts certain cash and marketable securities in accordance with the terms of the agreement.

On December 29, 1998, the Company defeased the Bonds by placing its restricted cash and marketable securities held pursuant to the Bond agreement as of that date and an additional deposit of $3,181,560 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow can be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company has guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities will continue to be presented as assets and obligations of the Company until such guarantee expires in January 2000.

Total restricted cash and marketable securities held pursuant to the Bond agreement at December 31, 1998 and 1997, and June 30, 1997, were as follows:

                                             December 31, 1998         December 31,             June 30,
                                                                           1997                   1997
                                            --------------------     ------------------     -----------------
Restricted cash - current                                                 $ 1,123,354            $ 1,393,146
Restricted cash and marketable
     securities, non-current                     $ 3,911,047                  594,902                580,242
                                            --------------------     ------------------     -----------------
Total restricted cash and
     marketable securities                       $ 3,911,047              $ 1,718,256            $ 1,973,388
                                            ====================     ==================     =================


5. BUSINESS SEGMENTS
--------------------------------------------------------------------------------

In 1998, the Company adopted SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". The Company's business activities are organized around three (3) primary business units: light truck, suspension, and heavy truck. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital which is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive accessories. In so doing, the Company's business units are divided into automotive appearance accessories for light trucks, sport utility vehicles and vans; appearance accessories for heavy trucks; and suspension systems for light trucks and sport utility vehicles. Prior to December 31, 1997 and the acquisition of Deflecta-Shield (Note 2), the Company's line of business was solely appearance accessories for light trucks, sport utility vehicles and vans. Heavy truck accessories and suspension systems were introduced with the acquisition of Deflecta-Shield.

A summary of the Company's business activities reported by its three business segments follows:

                                                                                         YEARS ENDED
                                            YEAR ENDED       SIX MONTHS ENDED     ----------------------------
                                           DECEMBER 31,        DECEMBER 31,         JUNE 30,         JUNE 30,
                                               1998                1997               1997             1996
                                               ----                ----               ----             ----
NET SALES:
  Light truck                                $85,018,286        $19,523,308        $43,304,927     $46,423,208
  Heavy truck                                 16,853,704                  -                  -               -
  Suspension                                  10,721,568                  -                  -               -
                                      -------------------------------------------------------------------------
     Total                                  $112,593,558        $19,523,308        $43,304,927     $46,423,208
                                      -------------------------------------------------------------------------

(LOSS) INCOME FROM OPERATIONS:
  Light truck                                (4,952,933)          (568,308)         2,765,595       6,797,143
  Heavy truck                                 3,873,692                  -                  -               -
  Suspension                                    918,282                  -                  -               -
                                      -------------------------------------------------------------------------
     Total                                     (160,959)          (568,308)         2,765,595       6,797,143

Interest expense                             (5,483,994)          (159,511)          (293,289)       (324,792)
Interest income                                 105,851            306,433            694,857         601,362
Other, net                                     (146,377)           (63,127)           (37,643)        (18,797)
                                      -------------------------------------------------------------------------
(LOSS) INCOME BEFORE TAXES                  $(5,685,479)         $(484,513)        $3,129,520      $7,054,916
                                      -------------------------------------------------------------------------

IDENTIFIABLE ASSETS EMPLOYED:
  Light truck                                 75,286,399        69,009,425         36,391,544      35,088,274
  Heavy truck                                  9,257,280                 -                  -               -
  Suspension                                   4,913,058                 -                  -               -
  Corporate (a)                              131,899,967        75,018,037          5,053,162       5,231,331
                                      -------------------------------------------------------------------------
     Total                                  $221,356,704      $144,027,462        $41,444,706     $40,319,605
                                      -------------------------------------------------------------------------

DEPRECIATION & AMORTIZATION:
  Light truck                                  5,320,771           738,626          1,308,360         884,664
  Heavy truck                                    796,190                 -                  -               -
  Suspension                                     153,380                 -                  -               -
  Corporate (b)                                  362,103             7,846             15,691          23,537
                                      -------------------------------------------------------------------------
     Total                                    $6,632,443          $746,472         $1,324,051        $908,201
                                      -------------------------------------------------------------------------

PURCHASE OF PROPERTY
  AND EQUIPMENT:
  Light truck                                  4,964,945           866,888          1,487,432         814,959
  Heavy truck                                    521,272                 -                  -               -
  Suspension                                      62,389                 -                  -               -
                                      -------------------------------------------------------------------------
     Total                                    $5,548,606          $866,888         $1,487,432        $814,959
                                      =========================================================================

(a) Corporate assets not allocated to the Company's business segments are restricted cash and marketable securities, goodwill and intangibles, deferred income taxes, and certain other assets.
(b) Corporate depreciation and amortization consists of amortization of deferred financing costs and discount on the 12.5% senior subordinated notes which are included in interest expense.

6. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company is a party to a Second Amended and Restated Governance Agreement (the "Governance Agreement") with LIH Holdings, LLC, LIH Holdings II, LLC, and LIH Holdings III, LLC, affiliates of Harvest Partners, Inc. ("Harvest Partners"), and is party to a Services Agreement with Harvest Partners. Harvest Partners owns 49.9% of the Company's voting Common Stock and 62% of the Company's equity. Under the Services Agreement, the Company paid Harvest Partners $175,000 and $37,500 for the year ended December 31, 1998 and the six months ended December 31, 1997, respectively. In addition, the Company paid Harvest Partners $1,525,949 in fees and out-of-pocket expenses for assisting the Company in negotiating the acquisition of Ventshade, locating equity partners, structuring and negotiating debt refinancings, and locating and negotiating with subordinated lenders. Under the Services Agreement, Harvest Partners is entitled to service advisory fees of $287,500 and $300,000 in 1999 and 2000, respectively.

Former members of the Company's Board of Directors had an ownership interest in another entity from which the Company purchased products in the amounts of $1,030,768, $1,460,998, and $1,667,982 during the six-month period ended
December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, respectively.


7. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASE COMMITMENTS

The Company has various noncancelable operating leases for certain facilities and certain equipment related to the Company's manufacturing facilities and computer system. Total lease expense for the year ended December 31, 1998, the six-month period ended December 31, 1997, and for the years ended June 30, 1997 and 1996 was $1,599,367, $404,903, $886,919, and $422,639, respectively.

At December 31, 1998, future minimum lease payments required under noncancelable operating leases are as follows:


1999                                                            $1,504,020
2000                                                               725,428
2001                                                               177,503
2002                                                                76,800
2003                                                                12,800
                                                          --------------------
                                                               $ 2,496,551
                                                          ====================

LITIGATION

Certain legal claims, suits and complaints have been filed or are pending against the Company arising out of the normal course of business. These claims are in various stages of discovery and the ultimate outcome cannot be determined; however, the maximum amount of the claims are generally considered to be within the Company's insurance limits. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position.


8. SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

During the six-month period ended December 31, 1997 and fiscal year ended June 30, 1997, one of the Company's customers represented approximately 13.4% and 15.1%, respectively, of net sales. During the year ended December 31, 1998 and the fiscal year ended June 30, 1996, none of the Company's customers represented over 10% of net sales.

At December 31, 1998 and 1997 and at June 30, 1997, one of the Company's customers represented approximately 19.7%, 11.3%, and 35.6%, respectively, of the Company's accounts receivable.

9. INCOME TAXES
--------------------------------------------------------------------------------

Income tax (benefit) expense is summarized as follows:



                                                 Six months
                        Year ended                  Ended                    Years ended June 30,
                       December 31,             December 31,         --------------------------------------
                           1998                     1997                   1997                 1996
                   ---------------------      ------------------     -----------------     ----------------
Current:
  Federal                 $(453,669)                $ (183,778)             $ 734,186           $2,326,754
  Foreign                        --                         --                 26,900               21,800
  State                       6,600                    (15,000)               101,000              221,000
                   ---------------------      ------------------     -----------------     ----------------
                           (447,069)                  (198,778)               862,086            2,569,554
Deferred:
  Federal                (1,050,734)                    70,550                 65,300             (125,900)
  State                    (117,520)                     7,300                  6,400              (10,900)
                   ---------------------      ------------------     -----------------     ----------------
                         (1,168,254)                    77,850                 71,700             (136,800)
                   ---------------------      ------------------     -----------------     ----------------
                        $(1,615,323)                $ (120,928)             $ 933,786          $ 2,432,754
                   =====================      ==================     =================     ================


The effective tax rate differs from the statutory federal income tax rate as follows:


                                                                Six months
                                         Year ended                ended                 Years ended June 30,
                                        December 31,           December 31,         -------------------------------
                                            1998                   1997                 1997             1996
                                     -------------------     ------------------     -------------    --------------
Statutory federal income
  tax rate                                (34.0)%                 (34.0)%              34.0%             34.0%
State income taxes,
  net of federal tax effect                (2.6)                   (1.2)                2.3               2.1
Foreign Sales Corporation                    --                     --                 (1.7)              (.6)
Tax exempt interest                        (0.5)                   15.8                (6.3)             (2.1)
Non-recurring transaction
  Expenses                                   --                   (15.7)                 --                --
Other, net                                  8.7                    10.1                 1.5               1.1
                                     -------------------     ------------------     -------------    --------------
                                          (28.4)%                 (25.0)%              29.8%             34.5%
                                     ===================     ==================     =============    ==============

The tax effects of temporary differences that give rise to current and noncurrent deferred income tax assets and liabilities are as follows:

                                          December 31,           December 31,            June 30,
                                              1998                  1997                   1997
                                       -------------------    -------------------    -----------------
Allowance for doubtful
 Accounts                                 $     654,900         $      578,295              $ 220,900
Inventory capitalization                        328,674                247,854                     --
Accruals not currently
 deductible for tax purposes                  2,868,714              2,561,788                492,500
Other, net                                      447,941                129,316                 30,500
                                       -------------------    -------------------    -----------------
     Current deferred income
     tax asset                              $ 4,300,229          $   3,517,253              $ 743,900
                                       ===================    ===================    =================

Depreciation                               $ (1,597,515)        $     (466,293)
Amortization of intangibles                  (5,515,409)            (2,707,383)
Other, net                                      513,209                821,437
                                       -------------------    -------------------
     Non-current deferred income
     tax liability                         $ (6,599,715)         $  (2,352,239)
                                       ===================    ===================



There is no valuation allowance related to the deferred tax asset as of December 31, 1998, December 31, 1997, or June 30, 1997.

10. STOCK OPTIONS
--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS

The Company adopted Incentive Stock Option Plans (the "Plans") during 1998, 1994, and 1989. The Plans authorize grants of options to purchase up to 500,000, 400,000 and 250,000 shares of the Company's common stock, respectively. The option prices may not be less than the fair market value of the common stock at the time the option is granted. Options expire ten years after the date granted or on a prior date as fixed by the Board of Directors or appropriate committee. Under the Plans, the option may become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 396,000 of the total 436,000 employee incentive stock options outstanding as of that date. Such repriced options had original exercise prices ranging from $16.00 to $21.25.

Stock option activity is summarized as follows:

                                                                                Weighted Average
                                                       Number               Exercise Price Per Share
                                                      of Shares
                                              --------------------------    --------------------------
Balance, June 30, 1995                                 390,168                          $17.290
Granted                                                120,000                           15.670
Canceled                                               (45,600)                          16.125
Exercised                                              (19,068)                          11.580
                                              --------------------------    --------------------------
Balance, June 30, 1996                                 445,500                           17.220
Canceled                                                (9,500)                          16.125
                                              --------------------------    --------------------------
Balance, June 30, 1997                                 436,000                           17.240
Granted                                                 32,500                           12.625
Canceled                                                (7,500)                          13.875
                                              --------------------------    --------------------------
Balance, December 31, 1997                             461,000                           13.750
Granted                                                490,000                            9.619
Canceled                                              (318,000)                          13.804
                                              --------------------------    --------------------------
Balance, December 31, 1998                             633,000                          $10.528
                                              ==========================    ==========================

At December 31, 1998, the weighted average exercise price and remaining life of the stock options are as follows:


Range of exercise price                              $ 6.125                   $12.000 - $13.875
---------------------------------------------     -------------------        -----------------------

Total options outstanding                            250,000                        383,000
Weighted average exercise price                      $ 6.125                        $13.402
Weighted average remaining life
  in years                                              9.77                           7.75
Options exercisable                                      -                          120,100
Weighted average price of                                -
  exercisable options                                                               $13.757


NON-EMPLOYEE DIRECTOR STOCK OPTIONS

The Company has a Non-Employee Director Stock Option Plan, as amended, which authorizes grants of options to purchase up to 100,000 shares of the Company's common stock.

The option price must be 100% of the fair market value of the common stock at the time the option is granted. Options expire five years from the date of grant. Options become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee. During the year ended December 31, 1998, 22,000 options were issued, 4,000 were canceled, and no options were exercised. Options outstanding at December 31, 1998 were 54,000 shares at $11.25 to $14.00 per share. Total shares exercisable at December 31, 1998 were 54,000 shares, which have a weighted average exercise price of $12.54 and a weighted average remaining life of 3.4 years.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 12,000 of the total 34,000 non-employee director stock options outstanding as of that date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

In October 1994, the FASB issued SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, a standard of accounting and reporting for stock-based compensation plans. The Company adopted the standard in the year ended June 30, 1997. The Company has continued to measure compensation cost for its stock option plans using the intrinsic value method of accounting it has historically used and, therefore, the standard has no effect on the Company's operating results.

Had the Company used the fair-value-based method of accounting for its stock option plans beginning in the year ended June 30, 1996 and charged compensation cost against income over the vesting period, net (loss) income and basic and diluted net (loss) income per share for the year ended December 31, 1998, the six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996 would have been the following pro-forma amounts:




                                                      Six months
                                Year ended               ended                  Years ended June 30,
                               December 31,          December 31,        ------------------------------------
                                   1998                  1997                 1997                1996
                             ------------------    ------------------    ---------------     ----------------
Net (loss) income:
  As reported                     $(4,070,156)           $ (363,585)          $ 2,195,734        $ 4,622,162
  Pro forma                        (4,623,010)             (965,447)            2,072,488          4,540,583
Basic and diluted (loss)
 earnings per share:
  As reported                            (.64)                 (.08)                  .50               1.05
  Pro forma                              (.73)                 (.22)                  .47               1.03

The weighted-average grant-date fair value of options granted during the year ended December 31, 1998, the six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996 was $4.48, $6.31, $5.02 and $6.84,
respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:


                                                          Six months
                                 Year ended                  ended                       Years ended June 30,
                                December 31,             December 31,         --------------------------------------------
                                    1998                     1997                    1997                     1996
                            ----------------------    --------------------    --------------------     -------------------
Risk-free interest rates        4.11% - 5.68%            5.81% - 6.21%           6.21% - 6.29%           5.84% - 6.42%
Expected life                      5 years                  5 years                 4 years                 4 years
Expected volatility                45.54%                   47.76%                  47.47%                   47.47%
Expected dividends                  None                     None                    None                     None


11. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Capital Structure and Preferred Stock

The authorized stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.10 (the "Common Stock"), 3,000,000 shares of Class B-1 Common Stock, par value $0.01 (the "Class B Common Stock"), 2,000,000 shares of Series A Preferred Stock, par value $0.01 (the "Series A Preferred Stock") and 362,709 shares of Series B Preferred Stock, par value $.01 (the "Series B Preferred Stock").

Prior to the equity investment on December 23, 1998, there were 5,268,370 shares of Common Stock and 1,493,398 shares of Class B Common Stock issued and outstanding. In connection with the $25,000,000 equity investment on December 23, 1998, 1,047,412 shares of Common Stock were issued and 362,709 shares of non-voting Series B Preferred Stock were authorized with 252,401.8 shares issued. The Common Stock was issued at a price of $7.00 per share and the Series B Preferred Stock was issued at a price of $70.00 per share.

In connection with the issuance of the Notes (Note 4) on December 23, 1998, the Company issued a warrant to the subordinated lenders for the purchase of 520,749 shares of the Company's Common Stock at $.11 per share, or 52,074.9 shares of Series B Preferred Stock under certain circumstances. The warrant is exercisable in whole, or in part, through December 31, 2006.

The Series B Preferred Stock becomes convertible on a ten-to-one basis to Common Stock subject to the approval of the Company's stockholders at the April 27, 1999 meeting. In the event that shareholder approval is not obtained by April 30, 1999, quarterly dividends at an annual rate of 15% begin to accrue with the first payment due on July 31, 1999. Under the terms of the Series B Preferred Stock, even if stockholder approval for convertibility has been approved, Harvest Partners may not convert shares of Series B Preferred Stock into shares of Common Stock if the conversion results in Harvest exceeding a Common Stock ownership percentage of 49.9%. Any outstanding Series B Preferred Stock may be redeemed by the Company at any time on or after December 29, 2007. The Class B Common Stock automatically converts to Common Stock on September 9, 2000, or earlier if approved by the non-management members of the Company's Board of Directors or as a result of a change in the ownership structure.

RESTRICTED STOCK

Prior to June 30, 1995, the Company granted shares of restricted stock to key employees pursuant to a restricted stock plan. Deferred compensation was charged to stockholders' equity and amortized to compensation expense over the vesting period. As of December 31, 1998, all shares granted under the plan had been canceled.

Amortization of the restricted stock's value (at the date of award) over the vesting period resulted in compensation expense of approximately $28,550, $34,260, $68,520, and $70,380 in the year ended December 31, 1998, six-month period ended December 31, 1997, and the years ended June 30, 1997 and 1996, respectively.

NET INCOME (LOSS) PER SHARE

The Company adopted SFAS No. 128 EARNINGS PER SHARE during the six-month period ended December 31, 1997. SFAS No. 128 requires disclosure of basic and diluted EPS. Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. The Company's dilutive securities are primarily issuable under the Incentive Stock Option Plans, the Non-Employee Director Stock Option Plan, stock warrants, preferred stock, and restricted stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their inclusion would be anti-dilutive.

The following provides information related to the calculation of the Company's basic and diluted EPS:


                                                              Six months
                                        Year ended               Ended                    Years ended June 30,
                                       December 31,          December 31,         -------------------------------------
                                           1998                  1997                  1997                 1996
                                     -----------------     ------------------     ----------------     ----------------
Weighted average common shares
outstanding                            6,325,568              4,390,923             4,382,584             4,373,461
Common equivalent shares
   assuming conversion
   of dilutive securities                      -                      -                   982                 3,420
                                     -----------------     ------------------     ----------------     ----------------
Weighted average common and common
equivalent shares outstanding          6,325,568              4,390,923             4,383,566             4,376,881
                                     =================     ==================     ================     ================


12. RETIREMENT SAVINGS PLAN AND 401(k) PLAN
--------------------------------------------------------------------------------

During 1998, the Company had two 401(k) Retirement Savings Plans covering substantially all of its employees. The Lund plan provides for employer matching contributions and the Deflecta-Shield plan provides for matching and profit sharing contributions determined on a discretionary basis by the compensation committee of the Board of Directors. The Company's contributions to the plans for the year ended December 31, 1998, the six-month period ended December 31, 1997 and the years ended June 30, 1997 and 1996 were $549,156, $75,761, $93,227, and $80,377, respectively.

Ventshade sponsors a qualified 401(k) plan available to substantially all full-time employees. Ventshade's contributions to the 401(k) plan are determined on a discretionary basis by management.

13. TRANSITION PERIOD COMPARATIVE DATA
--------------------------------------------------------------------------------

The following table presents certain financial information for the six-month period ended December 31, 1997 and 1996, (in thousands, except per share amounts):

                                                   Six months ended               Six months ended
                                                   December 31, 1997             December 31, 1996
                                                                                    (unaudited)
                                               --------------------------    ---------------------------
Net sales                                           $  19,523                      $  20,752
Gross profit                                            6,577                          7,030
(Loss) income before income taxes                       (485)                          1,412
Income tax (benefit) expense                            (121)                            487
Net (loss) income                                       (364)                            925
Basic and diluted (loss) earnings
  per share                                             (.08)                            .21
Weighted average common and
  common equivalent shares
  outstanding                                           4,390,923                  4,377,671


14. SALE OF LUND FAMILY INTERESTS
--------------------------------------------------------------------------------

On September 9, 1997, Harvest Partners purchased 38% of the Company's outstanding shares of Common Stock from the Company's former Chairman of the Board and his family. In connection with this transaction, the Company recorded a non-recurring charge of $1,174,299 which is not tax deductible. This charge included $600,000 paid to the former Chairman of the Board for a covenant not to compete and severance and $574,299 for investment banking, legal, accounting, and other related expenses.


15. SUBSEQUENT EVENT (UNAUDITED)
--------------------------------------------------------------------------------

On January 29, 1999, the Company completed the acquisition of 100% of the common stock of Smittybilt, Inc. for $18,000,000 in cash. Smittybilt, Inc. is a leading manufacturer of tubular accessory products for light trucks, including tubular steps, brush guards, bumpers and nerf bars. The acquisition was financed by an equity investment of $5,000,000 and debt financing of $9,500,000 and $5,000,000 from the Company's senior lender and senior subordinated notes holder, respectively. In conjunction with the additional debt financing from the senior subordinated lenders, the Company issued additional warrants for purchase of 184,090 shares of the Company's Common Stock at $.11 per share, or 18,409 shares of Series B Preferred Stock under certain circumstances.

16.      QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands, except per share data)


                                    March 31         June 30         Sept. 30          Dec. 31
                                  -------------    ------------    --------------    ------------
Year ended
----------
December 31, 1998
-----------------
Net Sales                              $27,185         $29,897           $29,342         $26,170
Gross Profit                             7,964           9,294             8,016           5,495
Net income (loss)                        (261)             163           (1,229)         (2,743)
Basic (loss) earnings per
share                                    (.05)             .03             (.18)           (.40)
Diluted (loss) earnings per
share                                    (.05)             .02             (.18)           (.40)

Six months ended
-----------------
December 31, 1997
-----------------
Net sales                                                                $10,028         $ 9,495
Gross profit                                                               3,404           3,173
Net (loss) income                                                          (519)             155
Basic and diluted
  earnings (loss) per
  share                                                                    (.12)             .04


                                    Sept. 30         Dec. 31         March 31          June 30
                                  -------------    ------------    --------------    ------------
Year ended
-----------------
June 30, 1997
-------------
Net sales                             $ 10,406        $ 10,346          $ 10,441        $ 12,112
Gross profit                             3,346           3,684             3,530           4,214
Net income                                 462             463               467             804
Basic and diluted
  earnings per
  share                                    .11             .11               .11             .18



The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Lund International Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Lund International Holdings, Inc. (the "Company") at December 31, 1998 and 1997, and June 30, 1997 and the results of its operations and its cash flows for the year ended December 31, 1998, the six month period ended December 31, 1997 and for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                     PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 19, 1999

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.


Item 10. EXECUTIVE OFFICERS AND DIRECTORS

The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders ("Proxy") which will be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company's Proxy which will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Company's Proxy which will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Company's Proxy which will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

PART IV.


Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

                  (1)      Consolidated Financial Statements.

                                                                                               Pages in this
                                                                                               Form 10-K
                                                                                               ---------
Report of Independent Accountants.................................................................58
Consolidated Balance Sheets as of December 31, 1998 and 1997, and June 30, 1997...................31
Consolidated Statements of Operations for the year ended December 31, 1998, the six months ended December 31, 1997, and for the years ended
         June 30, 1997 and 1996...................................................................32
Consolidated Statements of Changes in Stockholders' Equity
         for the year ended December 31, 1998, the six months ended December 31,
         1997 and the years ended June 30, 1997and 1996...........................................33
Consolidated Statements of Cash Flows for the year ended December 31, 1998, the six months ended December 31, 1997, and for the fiscal years ended June
         30, 1997 and 1996........................................................................34
Notes to Consolidated Financial Statements.....................................................35-57

                  (2)      Financial Statement Schedules.

                                                                                           Pages in this
                                                                                             Form 10-K
                                                                                             ---------
Report of Independent Accountants on Financial Statement Schedule...............................71
Schedule II: Valuation and Qualifying Accounts
         for the year ended December 31, 1998, the six months ended December 31,
         1997 and for the fiscal years ended June 30, 1997 and 1996.............................72

All other schedules are omitted because they are not required or not applicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

                  (3) Exhibits. See "Exhibit Index" on the pages following the signatures.

(b)               Reports on Form 8-K.

On January 14, 1998, the Company filed a Report on Form 8-K to report on the acquisition of 4,742,411 shares of common stock of Deflecta-Shield Corporation for $16.00 net cash per share pursuant to a tender offer made by the Company and the execution of a Credit Agreement with Heller Financial, Inc. for approximately $41,000,000.

On March 16, 1998, the Company filed, on Form 8-K/A, the financial statements required to be filed pursuant to Item 7. of the Report on Form 8-K filed on January 14, 1998 with respect to the acquisition of Deflecta-Shield Corporation.

On March 18, 1998, the Company filed a Report on Form 8-K to report the execution of a Credit Agreement with certain lenders and Heller Financial, Inc., as agent for the lenders. The Credit Agreement provided for a maximum possible loan of $87,000,000.

On January 6, 1999, the Company filed a Report on Form 8-K to report the acquisition of 100% of the outstanding capital stock of Ventshade Holdings, Inc. for an aggregate purchase price of $66,875,000.

On February 12, 1999, the Company filed a Report on Form 8-K to report the acquisition of 100% of outstanding capital stock Smittybilt, Inc. for an aggregate purchase price of $18,000,000.

On March 8, 1999, the Company filed, on Form 8-K/A the financial statements required to be filed pursuant to Item 7. of the Report on Form 8-K filed on January 6, 1999 with respect to the acquisition of Ventshade Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LUND INTERNATIONAL HOLDINGS, INC.


                                  By  /s/ Dennis W. Vollmershausen
                                      -----------------------------------------
                                      Dennis W. Vollmershausen
                                         Chief Executive Officer and President

March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Dennis W. Vollmershausen                      Chief Executive Officer                March 29, 1999
------------------------------------             President (Principal Executive
Dennis W. Vollmershausen                         Officer)


/s/ Ronald C. Fox                                Chief Financial Officer                March 29, 1999
-------------------------------------            (Principal Financial Officer)
Ronald C. Fox

/s/ Lawrence C. Day                              Director                               March 29, 1999
----------------------------------
Lawrence C. Day

/s/ David E. Dovenberg                           Director                               March 29, 1999
---------------------------------
David E. Dovenberg

/s/ Ira D. Kleinman                              Director                               March 29, 1999
-------------------------------------
Ira D. Kleinman

/s/ Robert R. Schoeberl                          Director                               March 29, 1999
------------------------------------
Robert R. Schoeberl

/s/ Harvey J. Wertheim                           Director                               March 29, 1999
-------------------------------------
Harvey J. Wertheim


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lund International Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999 appearing in this Annual Report on Form 10-K for Lund International Holdings, Inc. also included an audit of the financial statement schedule listed in item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 19, 1999

                       LUND INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEAR ENDED DECEMBER 31, 1998, SIX MONTHS ENDED
        DECEMBER 31, 1997 AND FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                                    Balance at       Charged to                                              Balance at
                                   beginning of       cost and          Charged to                             end of
           Description                 year           expenses        other accounts       Deductions           year
           -----------                 ----           --------        --------------       ----------           ----
Year ended
December 31, 1998:
   Allowance for
   doubtful accounts              $1,539,000         $212,000        $    575,000(2)      $ (92,000)(1)     $2,234,000

Six months ended
December 31, 1997:
   Allowance for
   doubtful accounts              $  589,000         $ 78,000        $    896,000(3)      $ (24,000)(1)     $1,539,000

Year ended
June 30, 1997:
   Allowance for
   doubtful accounts              $  720,000         $    -          $        -           $(131,000)(1)     $  589,000

Year ended
June 30, 1996:
   Allowance for
   doubtful accounts              $  532,000         $215,000        $        -           $ (27,000)(1)     $  720,000


(1)  Represents accounts written off against the allowance, net of recoveries.
(2) Represents the acquisition of Ventshade Holdings' allowance for uncollectible accounts.
(3) Represents the acquisition of Deflecta-Shield's allowance for uncollectible accounts.

                           EXHIBIT INDEX TO FORM 10-K


                 For the year ended December 31, 1998                Commission File No: 0-16319

Exhibit                                                              Page Number or Incorporation by
Number           Description                                         Reference to
---------------- --------------------------------------------------- ----------------------------------------------------

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

10.47            Stock Purchase Agreement, dated September 9,        Exhibit 10.1 of the Registrant's Form 8-K dated
                 1997, by and between LIH Holdings, LLC, Allan W.    September 9, 1997
                 Lund, the Lund Family Limited Partnership, Lois
                 and Allan Lund Family Foundation and Certain Lund
                 Family Members

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

10.51            Employment Agreement with Ken Holbrook, dated       Exhibit 10.51 of the Registrant's Form 10-K dated
                 March 1, 1998                                       March 20, 1998

10.52            Investment Agreement, dated November 25, 1997, by   Exhibit 10.1 of the Registrant's Form 8-K dated
                 and between LIH Holdings II, LLC and Lund           November 26, 1997
                 International Holdings, Inc.

10.54            Agreement and Plan of Merger, dated as of           Exhibit (c)(1) of the Registrant's Schedule 14D-1,
                 November 25, 1997, by and between Lund              dated November 28, 1997
                 International Holdings, Inc. Zephyros Acquisition
                 Corporation and Deflecta-Shield Corporation

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

10.63            1998 Employee Incentive Stock Option Plan           Exhibit 10.63 of the Registrant's Form S-8 filed
                                                                     on February 13, 1998

10.64            Credit Agreement                                    Exhibit 1. of the Registrant's Form 8-K filed on
                                                                     March 18, 1998

10.65            Term A Note made by each of Industries, Deflecta,   Exhibit 2. of the Registrant's Form 8-K filed on
                 Belmor and DFM in favor of Heller                   March 18, 1998

10.66            Term B Note made be each of Industries, Deflecta,   Exhibit 3. of the Registrant's Form 8-K filed on
                 Belmor and DFM in favor of Heller                   March 18, 1998

10.67            Revolving Note made by each of Industries,          Exhibit 4. of the Registrant's Form 8-K filed on
                 Deflecta, Belmor and DFM in favor of Heller         March 18, 1998

10.68            Acquisition Note made by each of Industries,        Exhibit 5. of the Registrant's Form 8-K filed on
                 Deflecta, Belmor and DFM in favor of Heller         March 18, 1998

10.69            Term A Note made be each of Industries, Deflecta,   Exhibit 6. of the Registrant's Form 8-K filed on
                 Belmor and DFM in favor of Dresdner                 March 18, 1998

10.70            Term B Note made by each of Industries, Deflecta,   Exhibit 7. of the Registrant's Form 8-K filed on
                 Belmor and DFM in favor of Dresdner                 March 18, 1998

10.71            Revolving Note made by each of Industries,          Exhibit 8. of the Registrant's Form 8-K filed on
                 Deflecta, Belmor and DFM in favor of Dresdner       March 18, 1998

10.72            Acquisition Note made by each of Industries,        Exhibit 9. of the Registrant's Form 8-K filed on
                 Deflecta, Belmor and DFM in favor of Dresdner       March 18, 1998


10.73            Corporate Guaranty by Holdings, Borrowers and       Exhibit 10. of the Registrant's Form 8-K filed on
                 Active Subsidiaries                                 March 18, 1998

10.74            Pledge Agreement by Holdings, Deflecta and DFM      Exhibit 11. of the Registrant's Form 8-K filed on
                                                                     March 18, 1998

10.75            Security Agreement by Holdings, Borrowers and       Exhibit 12. of the Registrant's Form 8-K filed on
                 Active Subsidiaries                                 March 18, 1998

10.76            Assignment for Security of Trademark, Patent and    Exhibit 13. of the Registrant's Form 8-K filed on
                 Copyright                                           March 18, 1998

10.77            Environmental Indemnity Agreement                   Exhibit 14. of the Registrant's Form 8-K filed on
                                                                     March 18, 1998

10.79            Employment Agreement between the Company and        Exhibit 10.64 of the Registrant's Form 10-Q filed
                 Ronald C. Fox                                       on August 14, 1998

10.80            Complete and permanent waiver agreement and         Exhibit 10.65 of the Registrant's Form 10-Q filed
                 general release of claims between the Company and   on November 16, 1998
                 Richard D. Minehart, Jr.

10.81            Complete and permanent waiver agreement and         Exhibit 10.66 of the Registrant's Form 10-Q filed
                 general release of claims between the Company and   on November 16, 1998
                 Jay M. Allsup

10.82            Resignation and severance agreement between the     Exhibit 10.67 of the Registrant's Form 10-Q filed
                 Company and William J. McMahon                      on November 16, 1998

10.83            Employment agreement between the Company and        Exhibit 10.68 of the Registrant's Form 10-Q filed
                 Dennis W. Vollmershausen                            on November 16, 1998

10.84            Stock Purchase Agreement dated December 11, 1998,   Exhibit 10.1 of the Registrant's Form 8-K filed on
                 by and among Ventshade Holdings, Inc., the          January 6, 1999
                 Persons listed on Schedule A to the Agreement,
                 Lund International Holdings, Inc. and New
                 Holdings, Inc.



10.85            Investment Agreement, dated December 22, 1998,      Exhibit 10.2 of the Registrant's Form 8-K filed on
                 among LIH Holdings, III, LLC, Massachusetts         January 6, 1999
                 Mutual Life Insurance Company, MassMutual
                 Corporate Investors, MassMutual Participation
                 Investors, MassMutual Corporate Value Partners
                 Limited, Liberty Mutual Insurance Company,
                 BancBoston Capital Inc. and Lund International
                 Holdings, Inc.

10.86            Amendment No. 2 to Credit Agreement, dated          Exhibit 10.3 of the Registrant's Form 8-K filed on
                 December 23, 1998, among Lund International         January 6, 1999
                 Holdings, Inc., Deflecta-Shield Corporation, Lund
                 Industries, Incorporated, Belmor Autotron Corp.,
                 DFM Corp., Lund Acquisition Corp., BAC
                 Acquisition Co., Trailmaster Products, Inc.,
                 Delta III, Inc., Auto Ventshade Company, New
                 Holdings, Inc., Ventshade Holdings, Inc. and
                 Heller Financial, Inc.

10.87            Securities Purchase Agreement, dated December 23,   Exhibit 10.4 of the Registrant's Form 8-K filed on
                 1998, among Deflecta-Shield Corporation, Lund       January 6, 1999
                 Industries, Incorporated, Belmor Autotron Corp.,
                 DFM Corp. and Auto Ventshade Company

10.88            Rights Agreement, dated December 22, 1998, with     Exhibit 10.5 of the Registrant's Form 8-K filed on
                 LIH Holdings, LLC, LIH Holdings, II, LLC, LIH       January 6, 1999
                 Holdings III, LLC, BancBoston Capital Inc.,
                 Liberty Mutual Insurance Company, Massachusetts
                 Mutual Life Insurance Company, MassMutual
                 Corporate Value Partners Limited, MassMutual
                 Corporate Investors, MassMutual Participation
                 Investors and National City Venture Corporation



10.89            Second Amended and restated Governance Agreement,   Exhibit 10.6 of the Registrant's Form 8-K filed on
                 dated December 22, 1997 among Lund International    January 6, 1999
                 Holdings, Inc., LIH Holdings, LLC, LIH Holdings
                 II, LLC and LIH Holdings III, LLC

10.90            Escrow Agreement, dated December 29, 1998, by and   Exhibit 10.7 of the Registrant's Form 8-K filed on
                 between Bank Trust National Association and Lund    January 6, 1999
                 Industries, Incorporated

10.91            Cancellation and Discharge of Indenture and         Exhibit 10.8 of the Registrant's Form 8-K filed on
                 Termination of Loan Agreement, dated December 29,   January 6, 1999
                 1998, executed and issued by U.S. Bank Trust
                 National Association

10.92            Form of Promissory Note issued pursuant to the      Exhibit 10.9 of the Registrant's Form 8-K filed on
                 Securities Purchase Agreement                       January 6, 1999

10.93            Form of Warrant issued pursuant to the Securities   Exhibit 10.10 of the Registrant's Form 8-K filed
                 Purchase Agreement                                  on January 6, 1999

10.94            Stock Purchase Agreement, dated January 7, 1999,    Exhibit 10.1 of the Registrant's Form 8-K filed on
                 among Smittybilt, Inc., Tom G. Smith, Debbie        February 12, 1999
                 Smith, Tom Smith and Debbie Smith as Trustees of
                 The Tom and Debbie Smith Family Trust Dated
                 February 7, 1991, Tom Smith and Debbie Smith as
                 Trustees of The Tom and Debbie Smith Charitable
                 Remainder Unitrust Dated July 8, 1998 and Lund
                 International Holdings, Inc.




10.95            Investment Agreement, dated December 22, 1998,      Exhibit 10.2 of the Registrant's Form 8-K filed on
                 among LIH Holdings III, LLC, Massachusetts Mutual   February 12, 1999
                 Life Insurance Company, MassMutual Corporate
                 Investors, MassMutual Participation Investors,
                 MassMutual Corporate Value Partners Limited,
                 Liberty Mutual Insurance Company, BancBoston
                 Capital Inc. and Lund International Holdings, Inc.

10.96            First Amendment to Investment Agreement, dated      Exhibit 10.3 of the Registrant's Form 8-K filed on
                 January 27, 1999, among LIH Holdings III, LLC,      February 12, 1999
                 Massachusetts Mutual Life Insurance Company,
                 MassMutual Corporate Investors, MassMutual
                 Participation Investors, MassMutual Corporate
                 Value Partners Limited, Liberty Mutual Insurance
                 Company, BancBoston Capital Inc. and Lund
                 International Holdings, Inc.

10.97            First Amendment to Rights Agreement, dated          Exhibit 10.4 of the Registrant's Form 8-K filed on
                 January 27, 1999, among LIH Holdings, LLC, LIH      February 12, 1999
                 Holdings II, LLC, LIH Holdings III, LLC,
                 BancBoston Capital Inc., Liberty Mutual Insurance
                 Company, Massachusetts Mutual Life Insurance
                 Company, MassMutual Corporate Value Partners
                 Limited, MassMutual Corporate Investors,
                 MassMutual Participation Investors, national City
                 Venture Corporate and Lund International
                 Holdings, Inc.

10.98            Supplement to Credit Agreement, dated January 28,   Exhibit 10.5 of the Registrant's Form 8-K filed on
                 1999, by Smittybilt, Inc. and Heller Financial,     February 12, 1999
                 Inc. and Agent for the benefit of all Lenders.



21               Subsidiaries of the registrant:

                 Name                                                State or Jurisdiction of Incorporation
                 ----                                                --------------------------------------
                 Lund Industries, Incorporated                       Minnesota
                 Lund FSC, Inc.                                      Barbados
                 Lund Acquisition Corp.                              Minnesota
                 Deflecta-Shield Corporation                         Delaware
                 Belmor Corp.                                        Delaware
                 DFM Corporation                                     Iowa
                 Delta III, Inc.                                     Delaware
                 Trailmaster Products, Inc.                          Delaware
                 BAC Acquisition Company                             Delaware
                 Ventshade Holdings, Inc.                            Delaware
                 Auto Ventshade Company                              Delaware
                 Smittybilt, Inc.                                    Delaware

23.1             Consent of Independent Accountants

27               Financial Data Schedule