Form 10-Q
period 1999-03-31
LUND INTERNATIONAL HOLDINGS INC
filed 1999-05-17
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 1999

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

As of May 15, 1999, 6,310,782 shares of the registrant's common stock, $.10 par value, 1,493,398 shares of the Company's Class B-1 common stock, $.01 par value, and 323,830.3 shares of Series B Preferred Stock, $.01 par value, were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets                          1-2
             March 31, 1999 (Unaudited) and December 31, 1998

             Consolidated Statements of Operations (Unaudited)                3
             Three Months Ended March 31, 1999 and 1998

             Consolidated Statements of Cash Flows (Unaudited)                4
             Three Months Ended March 31, 1999 and 1998

             Notes to Consolidated Financial Statements (Unaudited)         5-7

             Report of Independent Accountants                                8

Item 2.      Management's Discussion and Analysis of Financial             9-16
             Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               17

Item 6.      Exhibits and Reports on Form 8-K                                17

             Signatures                                                      18

             Exhibits                                                        19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       LUND INTERNATIONAL HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                  March 31,      December 31,
                                                    1999             1998
                                                ------------     ------------
                                                (Unaudited)
                                     ASSETS

Current assets:
 Cash                                           $      1,264     $      1,191
 Restricted cash                                       3,911               --
 Accounts receivable, net                             35,353           33,389
 Inventories                                          23,556           21,771
 Deferred income taxes                                 4,473            4,300
 Other current assets                                  2,441            2,553
                                                ------------     ------------
  Total current assets                                70,998           63,204

Property and equipment, net                           32,310           29,568
Intangibles, net                                     129,166          119,834
Restricted cash                                           --            3,911
Other assets                                           4,278            4,840
                                                ------------     ------------
  Total assets                                  $    236,752     $    221,357
                                                ============     ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                       LUND INTERNATIONAL HOLDINGS, INC.

                    ($ in thousands, except per share data)

                                                                       March 31,      December 31,
                                                                         1999             1998
                                                                     ------------     ------------
                                                                      (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade                                             $      8,355     $      6,466
 Accrued expenses                                                          14,011           17,750
 Long-term debt, current portion                                            9,093            4,251
                                                                     ------------     ------------
  Total current liabilities                                                31,459           28,467

Long-term debt, less current portion                                      106,782           99,796
Deferred income taxes                                                       6,362            6,600
Other liabilities                                                             593              607
                                                                     ------------     ------------
 Total liabilities                                                        145,196          135,470
                                                                     ------------     ------------

Commitments and contingencies                                                  --               --

Stockholders' equity:
 Preferred stock-Series B, $.01 par value;
  authorized 363 shares; 324 issued and outstanding at March 31,
  1999, 252 issued and outstanding at December 31, 1998                         3                2
 Common stock, $.10 par value;
  authorized 25,000 shares;  6,311 issued and outstanding
  at March 31, 1999 and December 31, 1998                                     631              631
 Class B-1 common stock, $.01 par value;
  authorized 3,000 shares; 1,493 issued and outstanding
  at March 31, 1999 and December 31, 1998                                      15               15
 Additional paid-in capital                                                64,432           58,164
 Retained earnings                                                         26,475           27,075
                                                                     ------------     ------------
  Total stockholders' equity                                               91,556           85,887
                                                                     ------------     ------------
  Total liabilities and stockholders' equity                         $    236,752     $    221,357
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

                       LUND INTERNATIONAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1999              1998
                                                 ------------      ------------

Net sales                                        $     44,402      $     27,185
Cost of goods sold                                     31,950            19,221
                                                 ------------      ------------
 Gross profit                                          12,452             7,964

Operating expenses:
 General and administrative                             3,707             2,567
 Selling and marketing                                  4,763             3,276
 Research and development                                 898               756
 Amortization of intangibles                            1,297               581
                                                 ------------      ------------
  Total operating expenses                             10,665             7,180
                                                 ------------      ------------

Income from operations                                  1,787               784

Other (expense) income, net:
 Interest expense                                      (3,063)           (1,348)
 Other, net                                                26                57
                                                 ------------      ------------
  Other (expense) income, net                          (3,037)           (1,291)
                                                 ------------      ------------
Loss before income taxes                               (1,250)             (507)
Income tax benefit                                       (650)             (246)
                                                 ------------      ------------

   Net loss                                      $       (600)     $       (261)
                                                 ============      ============

   Basic net loss per share                      $      (0.08)     $      (0.05)
                                                 ============      ============

   Diluted net loss per share                    $      (0.08)     $      (0.05)
                                                 ============      ============


Weighted average common shares                          7,804             5,263
                                                 ============      ============

Weighted average common and
 common equivalent shares                               7,804             5,263
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

                       LUND INTERNATIONAL HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                ($ in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                   ------------------------------
                                                                       1999              1998
                                                                   ------------      ------------
Cash flows from operating activities:
 Net loss                                                          $       (600)     $       (261)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
   Depreciation                                                           1,451               870
   Amortization                                                           1,595               683
   Deferred income taxes                                                   (471)               87
   Provision for doubtful account reserves                                  102                51
   Provision for inventory reserves                                          69
   Other                                                                    (32)               (2)
 Changes in operating assets and liabilities:
   Accounts receivable                                                      193               155
   Inventories                                                            1,754              (161)
   Other assets                                                           1,077              (287)
   Accounts payable, trade                                                   61            (2,029)
   Accrued expenses                                                      (2,901)           (6,783)
   Other liabilities                                                        (14)              (17)
                                                                   ------------      ------------
           Net cash provided by (used in) operating activities            2,284            (7,694)
                                                                   ------------      ------------

Cash flows from investing activities:
 Purchase of Deflecta-Shield common stock                                    --            (2,840)
 Purchase of Smittybilt common stock                                    (16,749)               --
 Purchases of property and equipment                                     (1,152)             (946)
 Change in cash and marketable securities                                    --               919
 Proceeds from sales of property and equipment                               64                --
 Other investing activities, net                                            938                --
                                                                   ------------      ------------
   Net cash used in investing activities                                (16,899)           (2,867)
                                                                   ------------      ------------

Cash flows from financing activities:
 Principal payments on long-term debt                                    (4,853)          (48,315)
 Proceeds from long-term debt                                            15,871            53,107
 Checks issued in excess of bank balances                                (1,015)              708
 Proceeds from issuance of preferred stock                                5,000                --
 Payment of other liabilities                                                --               (16)
 Debt issuance costs                                                       (315)             (738)
                                                                   ------------      ------------
   Net cash provided by financing activities                             14,688             4,746
                                                                   ------------      ------------

   Net increase (decrease) in cash and
           temporary cash investments                                        73            (5,815)

Cash and temporary cash investments:
 Beginning of period                                                      1,191             6,790
                                                                   ------------      ------------
 End of period                                                     $      1,264      $        975
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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation (and its subsidiaries), Ventshade Holdings, Inc. (and its subsidiary), and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 1998 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1998, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes.

B - Acquisitions

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade"), a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors, and light covers for pick-up trucks, sport utility vehicles, minivans, and passenger cars. The aggregate purchase price of approximately $69.4 million consisted of an initial purchase price of $66.9 million, direct transaction costs of $1.8 million, and a working capital adjustment of $.7 million. The funds for the acquisition were obtained from (i) the issuance of common and preferred stock for aggregate gross proceeds of $25.0 million, (ii) proceeds from a new term loan to the Company of $25.0 million,
(iii) $20.0 million gross proceeds from the issuance of 12.5% senior subordinated notes, and (iv) seller financing of approximately $.9 million.

On January 29, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding common stock of Smittybilt, Inc. ("Smittybilt"), a manufacturer and supplier of tubular accessory products for light trucks, including tubular steps, brush guards, bumpers and nerf bars. The aggregate purchase price of approximately $19.0 million consisted of an initial purchase price of $16.0 million, assumed debt of $2.0 million and direct transactions costs of $1.0 million. The acquisition was financed by (i) the issuance of preferred stock for $5.0 million, (ii) senior lender financing of $9.5 million, and (iii) and $5.0 million from the Company's senior subordinated note holder.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

In conjunction with the debt financing from the senior subordinated note holders, the Company issued warrants to purchase 704,839 shares of the Company's Common Stock at $.11 per share, or 70,483.9 shares of Series B Preferred Stock, at $1.10 per share. These warrants were valued at $3,868 at the date of issuance and are reflected as a component of additional paid-in capital. The amount is also presented as a note discount and is being amortized to interest expense using the straight-line method, which approximates the effective interest method.

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company as if the Ventshade and Smittybilt acquisitions had occurred as of January 1, 1998, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the period presented.

                                                 March 31,         March 31,
                                                   1999              1998
                                               ------------      ------------
Net sales                                      $     45,582      $     43,150
Net loss                                               (877)             (804)
Basic and diluted net loss per share                   (.11)             (.10)


C - Inventories

Inventories consisted of the following:

                                                 March 31,        December 31,
                                                   1999              1998
                                               ------------      ------------
Raw materials                                  $      9,634      $     11,084
Finished goods and work in process                   13,922            10,687
                                               ------------      ------------
                                               $     23,556      $     21,771
                                               ============      ============

D - Segment Reporting

The Company's business activities are organized around three (3) primary business units: light truck, suspension, and heavy truck. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital which is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive accessories. In so doing, the Company's business units are divided into automotive appearance accessories for light trucks, sport utility vehicles and vans; appearance accessories for heavy trucks; and suspension systems for light trucks and sport utility vehicles. A summary of the Company's business activities reported by its three business segments for the three month periods ended March 31, 1999 and 1998 is as follows:

                                    Three Months Ended March 31,
                                   ------------------------------
                                       1999            1998
                                   ------------      ------------
NET SALES:
  Light truck                      $     37,171      $     20,771
  Heavy truck                             4,556             3,962
  Suspension                              2,675             2,452
                                   ------------      ------------
     Total                               44,402            27,185
                                   ------------      ------------

INCOME (LOSS) FROM OPERATIONS:
  Light truck                               285              (661)
  Heavy truck                             1,253             1,173
  Suspension                                249               272
                                   ------------      ------------
     Total                                1,787               784

Other income (expense):
  Interest expense                       (3,063)           (1,348)
  Other, net                                 26                57
                                   ------------      ------------

LOSS BEFORE INCOME TAXES                 (1,250)             (507)
  Income tax benefit                       (650)             (246)
                                   ------------      ------------
NET LOSS                           $       (600)     $       (261)
                                   ============      ============

E - Earnings per share

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. The Company's dilutive securities are primarily issuable under the Incentive Stock Option Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive.

F - Comprehensive income

There was no other comprehensive income in the three months ended March 31, 1998 or 1999.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                             /s/ PRICEWATERHOUSECOOPERS LLP

                                            PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
April 27, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    ($ in thousands except per share amounts)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Ventshade Holdings, Inc. and its subsidiary ("Ventshade"), and Smittybilt, Inc. ("Smittybilt") designs, manufactures, markets and distributes appearance automotive aftermarket accessories and other products for light trucks, sport utility vehicles and vans ("light trucks"), for passenger cars, and for heavy trucks. The products directed at the light truck and automobile market include window vent visors, external visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products, and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and also supplies suspension systems for light trucks.

On December 23, 1998 and January 28, 1999, the Company acquired 100% of the outstanding capital stock of Ventshade and Smittybilt, respectively (the "Acquisitions"). The Acquisitions were accounted for under the purchase method of accounting, which required the Company to recognize an $880 increase in cost of goods sold in the first quarter of 1999 to reflect the write-up of the Acquisitions' finished goods and work-in-process acquired by the Company. The purchase method of accounting for the Acquisitions also resulted in recording fair value adjustments to molds and dies, goodwill and other intangible assets of approximately $56.2 million with depreciation and amortization periods ranging from 4 to 40 years. For the three months ending March 31, 1999, the Company's consolidated results of operations and consolidated statement of cash flows include Ventshade for the entire period and Smittybilt from its date of acquisition of January 28, 1999 to March 31, 1999.

In order to finance the Acquisitions, the Company sold shares of common and preferred stock for $30.0 million and received financing of $34.5 million from its primary senior lender, seller financing of approximately $.9 million and financing of $25.0 million from senior subordinated lenders with warrants to purchase 704,839 shares of Common Stock, or 70,483.9 shares of Series B Preferred Stock.

On January 31, 1999, the Company sold the assets of its specialty fiberglass and plastics division in Compton, California for approximately $1.0 million. The loss on sale of these assets was not material.


RESULTS OF OPERATIONS:

Certain 1998 pro forma information is included for comparative purposes to provide information comparable to the first quarter 1999 actual information. To provide comparable 1998 information, the pro forma information assumes the acquisition of Ventshade was completed on January 1, 1998 and the acquisition of Smittybilt and sale of Fibernetics were completed on February 1, 1998.

                                              Three Months Ended March 31,
                                   ------------------------------------------------
                                       1999              1998              1998
                                      Actual            Actual          Pro forma
                                      ------            ------          ---------
NET SALES:
  Light truck                      $     37,171      $     20,771      $     34,188
  Heavy truck                             4,556             3,962             3,962
  Suspension                              2,675             2,452             2,452
                                   ------------      ------------      ------------
     Total                               44,402            27,185            40,602
                                   ============      ============      ============

INCOME (LOSS) FROM OPERATIONS:
  Light truck                               285              (661)              331
  Heavy truck                             1,253             1,173             1,131
  Suspension                                249               272               254
                                   ------------      ------------      ------------
     Total                                1,787               784             1,716

Other income (expense):
  Interest expense                       (3,063)           (1,348)           (2,958)
  Other, net                                 26                57                58
                                   ------------      ------------      ------------

LOSS BEFORE INCOME TAXES           $     (1,250)     $       (507)     $     (1,184)
                                   ============      ============      ============

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                     Three Months Ended March 31
                               -----------------------------------------------------------------------
                                       1999                     1998                     1998
                                      Actual                   Actual                 Pro forma
                               ---------------------    ---------------------    ---------------------
Net sales                      $44,402       100.0 %    $27,185       100.0 %    $40,602       100.0 %
Gross profit                    12,452        28.0        7,964        29.3       11,599        28.6
General and administrative       3,707         8.4        2,567         9.4        3,530         8.7
Selling and marketing            4,763        10.7        3,276        12.1        4,267        10.5
Research and development           898         2.0          756         2.8          792         2.0
Amortization of intangibles      1,297         2.9          581         2.1        1,294         3.2
Income from operations           1,787         4.0          784         2.9        1,716         4.2
Other (expense) income, net     (3,037)       (6.8)      (1,291)       (4.7)      (2,900)       (7.1)
Income tax benefit                (650)       (1.5)        (246)        (.9)        (336)        (.8)
Net loss                       $  (600)       (1.3)%    $  (261)        (.9)%    $  (848)       (2.1)%

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 (ACTUAL AND PRO FORMA)

NET SALES: Net sales for the three months ended March 31, 1999 were $44,402, an increase of $17,217 over net sales of $27,185 for the three months ended March 31, 1998, primarily reflecting the consolidation of Ventshade and Smittybilt in 1999. Compared to 1998 pro forma, consolidated net sales increased $3,800, or 9.4%, with the increased net sales broken down by business unit: (i) light truck at $2,983, or 8.7%, (ii) heavy truck at $594, or 15.0%, and (iii) suspension at $223, or 9.1%. In the light truck category, increases were recorded in hood shields and bug deflectors, ventvisors, headlight and taillight covers, aluminum tool boxes, tubular products, and other appearance accessories while net sales decreased in external visors, running boards, and tonneau covers. The aftermarket demand for external visors and running boards for light trucks is declining due to factory installation.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended March 31, 1999 was 28.0% compared to 29.3% for the three months ended March 31, 1998. The gross profit margin for the three months ended March 31, 1998 on a pro forma basis was 28.6%. The slight decrease in gross profit margin in 1999 compared to pro forma 1998 is primarily attributable to a sales shift in product mix to lower margin products, duplicate warehouse costs as the Company transitions from its Iowa distribution facility to its new Minnesota distribution facility, and increased promotional discounts. In addition, cost of goods sold for the three months ended March 31, 1999 includes $880 related to a fair value adjustment of inventories related to the Acquisitions. The comparable 1998 quarter included a $572 increase in cost of goods sold related to a fair value adjustment of inventories for the Deflecta-Shield acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,707, or 8.4% of net sales for the three months ended March 31, 1999, compared to $2,567, or 9.4% of net sales for the comparable three month period ended March 31, 1998. On a pro forma basis for 1998, general and administrative expenses were $3,530, or 8.7% of net sales. The increase of $177 for the three months ended March 31, 1999 over the 1998 comparable pro forma period is due to higher bonus accruals in business units that are out-performing their 1999 operating plan, added headcount in corporate human resources, and the incremental cost of converting all Deflecta-Shield locations to one data processing platform and information system.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $4,763, or 10.7% of net sales for the three months ended March 31, 1999, compared to $3,276, or 12.1% of net sales for the three months ended March 31, 1998. Selling and marketing expenses were $4,267, or 10.5% of net sales for the 1998 comparable pro forma period. The increase of $496 in 1999 from the 1998 pro forma period is the result of promotional costs in new retail accounts and volume-related expenses such as commissions and coop advertising.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $898, or 2.0% of net sales for the three months ended March 31, 1999, compared to $756, or 2.8% of net sales for the three months ended March 31, 1998. On a pro forma basis, research and development expenses were $792, or 2.0% of net sales for the three months ended March 31, 1998. The increase of $106 in 1999 over the comparable 1998 pro forma period is the result of enhancements in product development capabilities related to the Acquisitions.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,297 for the three months ended March 31, 1999, compared to $581 for the three months ended March 31, 1998. The increase in amortization in 1999 reflects the allocation of the Acquisitions' purchase price to goodwill, customer lists, work force in place, and non-compete agreements.

INCOME FROM OPERATIONS: Income from operations for the three months ended March 31, 1999 has increased $1,003 over the three months ended March 31, 1998, primarily as a result of new Acquisitions in the light truck business unit. Compared to the same 1998 pro forma period, income from operations has increased $71, or 4.1%, due to gains in the heavy truck division.

OTHER INCOME (EXPENSE), NET: Other (expense) income, net, was $3,037 of expense for the three months ended March 31, 1999, compared to $1,291 of expense for the three months ended March 31, 1998. On a pro forma basis for the comparable period of 1998, other (expense) income, net, was $2,900 of expense. The increase in expense in 1999 and pro forma 1998 over actual 1998 reflects the increased interest on borrowings to finance the Acquisitions.

INCOME TAX BENEFIT: For the three months ended March 31, 1999, the Company recorded a tax benefit of $650 resulting in an effective income tax rate of 52%. The Company's effective tax rate is substantially higher than the statutory federal tax rate of 34% due to the amortization of non-tax deductible goodwill recorded in connection with the Acquisitions and the 1997 acquisition of Deflecta-Shield.

NET LOSS PER SHARE: The Company's net loss for the three months ended March 31, 1999 increased $339 to a net loss of $600, or $.08 per share, from a net loss of $261, or $.05 per share, for the three months ended March 31, 1998. On a pro forma basis, the net loss was $848, or $.11 per share, for the comparable period of 1998.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $2,284 for the quarter ended March 31,1999, compared to cash used in operating activities of $7,694 for the quarter ended March 31, 1998. The significant use of cash from operating activities in 1998 was the payment of Deflecta-Shield's acquisition-related liabilities in 1998 for settlement of stock options and acquisition fees.

Cash used in investing activities was $16,899 and $2,867 for the quarters ended March 31, 1999 and 1998, respectively. The 1999 investing activity reflects the acquisition of Smittybilt while the 1998 investing activity reflects the purchase of the remaining 1.2% of Deflecta-Shield's common stock.

Cash provided by financing activities of $14,688 for the quarter ended March 31, 1999 reflects proceeds from sale of the Company's preferred stock and borrowings under the Company's credit facilities to purchase all the outstanding shares of Smittybilt. In 1998, cash provided by financing activities of $4,746 reflects the increased borrowings to pay off the Company's interim tender loan facility and Deflecta-Shield's revolving credit loan and related acquisition costs and expenses.

The Company believes that its revolving credit facility of $30 million and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of March 31, 1999, the Company had borrowed $14,638 under its revolving credit line and had availability of $15,362.

The consolidated balance sheets indicate that total assets have increased $15,395 from $221,357 at December 31, 1998 to $236,752 at March 31, 1999. The
increase in assets predominately reflects the acquisition and consolidation of Smittybilt in 1999.


OUTLOOK:

The acquisitions of Ventshade in 1998 and Smittybilt in 1999 brought to the Company significant new product lines, outstanding customer service levels, operational strengths to address new production methods, enhanced design and engineering capabilities, and new market channels. Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating more and more in the distribution of automotive appearance accessories.

The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers, and OEM channels. This shift has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the Company's plastic and fiberglass product lines. The Company has a strong presence with the majority of the warehouse distributors and an OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors and aluminum products. Ventshade strengthened the Company's presence the light truck markets with its key product lines such as bugflectors, ventshades, and ventvisors. In addition, Ventshade contributed an increased presence in the mass merchandiser and retail specialty markets. Smittybilt enhanced the Company's product line with its chromed and painted tubular accessory products.

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

In the quarter ended March 31, 1999, the Company continued with (i) integration of its information systems into a single platform for Lund and Deflecta-Shield, with expected completion in mid-1999, (ii) consolidation of Deflecta-Shield's Iowa warehouse into Minnesota, which was completed in April 1999, and (iii) divestiture of an unprofitable custom fiberglass and plastic operation which was completed January 31, 1999. While the Company anticipates that each of the aforementioned events will result in future benefits to the Company in 1999, such benefits did not occur in the quarter ending March 31,

1999. However, the negative impact on earnings for the three months ending March 31, 1999 was anticipated in the Company's 1999 operating plan.

While the Company remains committed to continued growth through acquisitions, the Company currently is not actively engaged in negotiations regarding any additional acquisitions.


YEAR 2000 COMPLIANCE:

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

State Of Readiness

In April 1998, the Company upgraded its central processor in its Minnesota headquarters and by June 1998, the Company had implemented a century-dated version of its new BPCS software. Consequently, by June 1998, the central processor and the business operating system of the Company in its Minnesota headquarters were Y2K compliant for its main information technology ("IT") system. Simultaneously, in the first quarter of 1998, the Company embarked on Y2K planning dedicated to systematically integrating the operations that were acquired with the acquisition of Deflecta-Shield. At the time of the acquisition, each Deflecta-Shield entity operated its own business system, none of which were Y2K compliant. To date, four of the five Deflecta-Shield entities have been converted to the Company's IT systems that are Y2K compliant. The remaining entity is scheduled for conversion to Y2K compliant technology August 1, 1999. At the same time, with each conversion to the Company's IT system, network topology and desktop computing is upgraded. All servers and software are Y2K compliant. Thus, with each conversion and cut over to BPCS, the business operating system, the WAN/LAN topology, and desktop computing of each operating entity will be Y2K compliant.

Beyond the activities of conversion and cut over to BPCS, the Y2K plan consists of a five-step process: inventory, assessment, planning, remediation, and testing. The Company has virtually completed its inventory of IT and non-IT systems and is currently assessing and documenting Y2K compliance. Letters to primary business partners, such as customers, suppliers, and financial institutions, will be mailed during May of 1999 requesting certain Y2K information.

The Company has also inventoried non-IT micro-controlled equipment, such as production equipment and security systems, and is currently assessing any potential vulnerability. At the present time, the Company believes there are no significant issues relating to plant production equipment. Plant operations are, in general, not computer controlled since manufacturing processes are discrete and based on work center or cell. None of the Company's products include any microcontrollers.

The two recent acquisitions, Ventshade and Smittybilt, are Y2K compliant in terms of business operating system and central processors. The Company is currently inventorying their desktop hardware and software, although it expects no material issues from any of the equipment.

The Company completed its assessment in April 1999, with any remediation to IT and non-IT equipment to begin in June 1999. In terms of trading partner readiness to process in the year 2000, the Company is beginning to assess their capabilities through responses to questionnaires.

Cost

The Company anticipates a total cost of approximately $1.0 million over 1998 and 1999, of which a portion will be capitalized and the remainder charged to earnings in the respective years. The Company does not expect these activities to materially impact earnings.

Risks

Under a hypothetical scenario where unknown elements are not Y2K compliant, the Company may not be able to perform the following functions, among others:

1.   Transact at certain workstations through lack of desktop readiness.
2. Receive phone calls at certain outlying locations (the phone system at the Company's Minnesota headquarters is Y2K compliant).
3. Conduct the following transactions where third party software is used to conduct business:
          a.   Bar code labeling
          b.   EDI communication
          c.   Payroll
          d.   Small package shipments

The above are considered risks because they have not been completely assessed. However, preliminary data indicates that no significant risks exist within any of these environments. The Company's assessment is expected to be completed by September 1999.

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

FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and its revolving line of credit are dependent upon the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at March 31, 1999. The Company does not enter into hedging or derivative instruments.

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

FORWARD LOOKING STATEMENTS:

Statements made herein relating to future financial results, the effects of the acquisitions, Company operations, trends and market analysis, Year 2000 compliance, among others, and statements which use the words "believe", "anticipate", "expect", or similar words, are forward-looking statements made under the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. With respect to the Company's acquisitions, among the factors that could cause anticipated results to differ materially are the following: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate acquired companies or to control costs associated with such integration; and the representations, warranties and covenants made in the merger and purchase agreements proving to be materially untrue. In addition, Lund's, Deflecta-Shield's, Ventshade's, and Smittybilt's business and operations (and anticipated results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

            15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

            27.1  Financial Data Schedule

(b)         Reports on Form 8-K

            A report on Form 8-K was filed on January 6, 1999, with respect to the acquisition of Ventshade Holdings, Inc.

            A report on Form 8-K was filed on February 12, 1999, with respect to the acquisition of Smittybilt, Inc.

            A report on Form 8-K/A was filed on March 8, 1999, with respect to the pro forma financial statements, financial information and exhibits in connection with a report on Form 8-K, filed on January 6, 1999, with respect to the acquisition of Ventshade Holdings, Inc.

            A report on Form 8-K/A was filed on April 13, 1999, with respect to the pro forma financial statements, financial information and exhibits in connection with a report on Form 8-K, filed on February 12, 1999, with respect to the acquisition of Smittybilt, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999

                                  LUND INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)



                                  By:   /s/ Dennis W. Vollmershausen
                                        ----------------------------------------
                                        Dennis W. Vollmershausen
                                        President and Chief Executive Officer

                                  By:   /s/ Ronald C. Fox
                                        ----------------------------------------
                                        Ronald C. Fox
                                        Chief Financial Officer