Form 10-Q
period 1999-06-30
LUND INTERNATIONAL HOLDINGS INC
filed 1999-08-16
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended June 30, 1999

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

As of August 13, 1999, 7,874,381 shares of the registrant's common stock, $.10 par value, 1,493,398 shares of the registrant's Class B-1 common stock, $.01 par value and 167,470.4 shares of the registrant's Series B Preferred Stock, $.01 par value, were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                             1-2
          June 30, 1999 (Unaudited) and December 31, 1998

          Consolidated Statements of Operations (Unaudited)                  3
          Three Months Ended June 30, 1999 and 1998

          Consolidated Statements of Operations (Unaudited)                  4
          Six Months Ended June 30, 1999 and 1998

          Consolidated Statements of Cash Flows (Unaudited)                  5
          Six Months Ended June 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements (Unaudited)  6-8

          Report of Independent Accountants                                  9

Item 2.   Management's Discussion and Analysis of Financial                10-19
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                   20

          Signatures                                                         21

          Exhibits                                                           22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                       June 30,       December 31,
                                         1999             1998
                                     ------------     ------------
                                     (unaudited)

ASSETS

Current assets:
       Cash                          $        683     $      1,191
       Restricted cash                      3,911               --
       Accounts receivable, net            43,616           33,389
       Inventories                         24,445           21,771
       Deferred income taxes                5,896            4,300
       Other current assets                 1,729            2,553
                                     ------------     ------------
            Total current assets           80,280           63,204

Property and equipment, net                33,150           29,568
Intangibles, net                          127,822          119,834
Restricted cash                                --            3,911
Other assets                                4,084            4,840
                                     ------------     ------------
            Total assets             $    245,336     $    221,357
                                     ============     ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                     ($ in thousands, except per share data)

                                                                                     June 30,       December 31,
                                                                                       1999             1998
                                                                                   ------------     ------------
                                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, trade                                                      $     12,017     $      6,466
      Accrued expenses                                                                   15,898           17,750
      Long-term debt, current portion                                                     9,451            4,251
                                                                                   ------------     ------------
           Total current liabilities                                                     37,366           28,467

Long-term debt, less current portion                                                    109,105           99,796
Deferred income taxes                                                                     6,123            6,600
Other liabilities                                                                           646              607
                                                                                   ------------     ------------
      Total liabilities                                                                 153,240          135,470
                                                                                   ------------     ------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock-Series B, $.01 par value;
           authorized 363 shares; 324 issued and outstanding at June 30, 1999,
           252 issued and outstanding at December 31, 1998                                    3                2
      Common stock, $.10 par value;
           authorized 25,000 shares; 6,311 issued and outstanding
           at June 30, 1999 and December 31, 1998                                           631              631
      Class B-1 common stock, $.01 par value;
           authorized 3,000 shares; 1,493 issued and outstanding
           at June 30, 1999 and December 31, 1998                                            15               15
      Additional paid-in capital                                                         64,432           58,164
      Retained earnings                                                                  27,015           27,075
                                                                                   ------------     ------------
           Total stockholders' equity                                                    92,096           85,887
                                                                                   ------------     ------------
           Total liabilities and stockholders' equity                              $    245,336     $    221,357
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                         (in thousands, except per share data)

                                                 Three Months Ended
                                                      June 30,
                                               1999              1998
                                           ------------      ------------
Net sales                                  $     54,239      $     29,897
Cost of goods sold                               38,413            20,603
                                           ------------      ------------
      Gross profit                               15,826             9,294

Operating expenses
      General and administrative                  4,226             2,940
      Selling and marketing                       5,673             3,413
      Research and development                      915               694
      Amortization of intangibles                 1,337               586
                                           ------------      ------------
           Total operating expenses              12,151             7,633
                                           ------------      ------------

Income from operations                            3,675             1,661

Other income (expense), net
      Interest expense                           (3,161)           (1,377)
      Interest income                                 9                26
      Other, net                                     (2)              (15)
                                           ------------      ------------
           Other income (expense), net           (3,154)           (1,366)
                                           ------------      ------------
Income before income taxes                          521               295
Income tax (benefit) expense                        (19)              132
                                           ------------      ------------

               Net income                  $        540      $        163
                                           ============      ============

Basic net income per share                 $       0.07      $       0.03
                                           ============      ============

Diluted net income per share               $       0.06      $       0.02
                                           ============      ============

Weighted average common shares                    7,804             6,412
                                           ============      ============

Weighted average common and
      common equivalent shares                    8,496             6,761
                                           ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                  Six Months Ended
                                                      June 30,
                                               1999              1998
                                           ------------      ------------
Net sales                                  $     98,641      $     57,082
Cost of goods sold                               70,363            39,824
                                           ------------      ------------
      Gross profit                               28,278            17,258

Operating expenses
      General and administrative                  7,933             5,507
      Selling and marketing                      10,436             6,689
      Research and development                    1,813             1,450
      Amortization of intangibles                 2,634             1,167
                                           ------------      ------------
           Total operating expenses              22,816            14,813
                                           ------------      ------------

Income from operations                            5,462             2,445

Other income (expense), net
      Interest expense                           (6,224)           (2,725)
      Interest income                                17                81
      Other, net                                     16               (13)
                                           ------------      ------------
           Other income (expense), net           (6,191)           (2,657)
                                           ------------      ------------
Loss before income taxes                           (729)             (212)
Income tax benefit                                 (669)             (114)
                                           ------------      ------------

               Net loss                    $        (60)     $        (98)
                                           ============      ============

Basic net loss per share                   $      (0.01)     $      (0.02)
                                           ============      ============

Diluted net loss per share                 $      (0.01)     $      (0.02)
                                           ============      ============

Weighted average common shares                    7,804             5,841
                                           ============      ============

Weighted average common and
      common equivalent shares                    7,804             5,841
                                           ============      ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                ($ in thousands)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                 1999              1998
                                                                                             ------------      ------------
Cash flows from operating activities:
      Net loss                                                                               $        (60)     $        (98)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Depreciation                                                                          3,083             1,762
              Amortization                                                                          3,228             1,371
              Deferred income taxes                                                                (2,132)              286
              Provision for doubtful accounts                                                         150               126
              Provision for obsolete inventory                                                        191                74
              Other, net                                                                              (87)               50
      Changes in operating assets and liabilities, net of impact of acquisition in 1999:
              Accounts receivable                                                                  (8,118)           (1,869)
              Inventories                                                                             742               417
              Other assets                                                                          1,814            (1,279)
              Accounts payable, trade                                                               3,714              (896)
              Accrued expenses                                                                     (1,702)           (6,480)
              Other liabilities                                                                        39               (41)
                                                                                             ------------      ------------
                            Net cash provided by (used in) operating activities                       862            (6,577)
                                                                                             ------------      ------------

Cash flows from investing activities:
      Purchase of Deflecta-Shield common stock                                                         --            (2,840)
      Purchase of Smittybilt                                                                      (16,749)               --
      Purchases of property and equipment                                                          (3,634)           (1,602)
      Change in restricted cash and marketable securities                                              --               719
      Proceeds from sales of property and equipment                                                 1,078                --
                                                                                             ------------      ------------
              Net cash used in investing activities                                               (19,305)           (3,723)
                                                                                             ------------      ------------

Cash flows from financing activities:
      Principal payments on long-term debt                                                        (10,103)          (48,994)
      Proceeds from long-term debt                                                                 23,681            54,502
      Checks issued in excess of bank balances                                                       (328)              853
      Proceeds from issuance of preferred stock                                                     5,000                --
      Payment of other liabilities                                                                     --              (140)
      Debt issuance costs                                                                            (315)           (1,061)
                                                                                             ------------      ------------
              Net cash provided by financing activities                                            17,935             5,160
                                                                                             ------------      ------------

              Net decrease in cash and
                            temporary cash investments                                               (508)           (5,140)

Cash and temporary cash investments:
      Beginning of period                                                                           1,191             6,790
                                                                                             ------------      ------------
      End of period                                                                          $        683      $      1,650
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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation (and its subsidiaries), Ventshade Holdings, Inc. (and its subsidiary), and Smittybilt, Inc. (collectively referred to as the "Company"). The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

B - Acquisitions

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade"), a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors, and light covers for pick-up trucks, sport utility vehicles, minivans, and passenger cars. The aggregate purchase price of approximately $69.4 million consisted of an initial purchase price of $66.9 million, direct transaction costs of $1.8 million, and a working capital adjustment of $0.7 million. The funds for the acquisition were obtained from (i) issuance of common and preferred stock for aggregate gross proceeds of $25.0 million, (ii) proceeds from a new term loan to the Company of $25.0 million,
(iii) $20.0 million gross proceeds from the issuance of 12.5% senior subordinated notes, and (iv) seller financing of approximately $0.9 million.

On January 29, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt"), a manufacturer and supplier of tubular accessory products for light trucks, including tubular steps, brush guards, bumpers and nerf bars. The aggregate purchase price of approximately $19.0 million consisted of an initial purchase price of $16.0 million, assumed debt of $2.0 million and direct transactions costs of $1.0 million. The acquisition was financed by (i) issuance of preferred stock for $5.0 million, (ii) senior lender financing of $9.5 million, and (iii) and $5.0 million from the Company's senior subordinated note holder.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

In conjunction with the debt financing from the senior subordinated note lenders, the Company issued warrants to purchase 704,839 shares of the Company's Common Stock at $.11 per share, or 70,483.9 shares of Series B Preferred Stock at $1.10 per share. These warrants were valued at $3,868 at the date of issuance and are reflected as a component of additional paid-in capital. The amount is also presented as a note discount and is being amortized to interest expense using the straight-line method, which approximates the effective interest method.

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

                                Three Months Ended        Six Months Ended
                                ------------------    ------------------------
                                     June 30,          June 30,       June 30,
                                      1998               1999           1998
                                    ---------         ---------      ---------
Net sales                           $  49,926         $  99,821      $  93,076
Net income (loss)                         318              (106)          (486)
Basic and diluted
   net income (loss) per share            .04              (.01)          (.06)


C - Inventories

Inventories consisted of the following:

                                         June 30,       December 31,
                                           1999             1998
                                       ------------     ------------
Raw materials                          $     10,037     $     11,084
Finished goods and work in process           14,408           10,687
                                       ------------     ------------
                                       $     24,445     $     21,771
                                       ============     ============

D - Segment Reporting

The Company's business activities are organized around three primary business units: light truck, suspension, and heavy truck. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital which is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive accessories. In so doing, the Company's business units are divided into automotive appearance accessories for light trucks, sport utility vehicles and vans; appearance accessories for heavy trucks; and suspension systems for light trucks and sport utility vehicles. A summary of the Company's business activities reported by its three business segments for the three-month and six-month periods ended June 30, 1999 and 1998 is as follows:

                                      Three Months Ended June 30,      Six Months Ended June 30,
                                      --------------------------      --------------------------
                                          1999            1998            1999           1998
NET SALES:
  Light truck                         $   45,104      $   22,604      $   82,276      $   43,375
  Heavy truck                              5,127           4,449           9,682           8,411
  Suspension                               4,008           2,844           6,683           5,296
                                      ----------      ----------      ----------      ----------
     Total                                54,239          29,897          98,641          57,082
                                      ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS:
  Light truck                              1,973              19           2,258            (642)
  Heavy truck                              1,117           1,377           2,370           2,550
  Suspension                                 585             265             834             537
                                      ----------      ----------      ----------      ----------
     Total                                 3,675           1,661           5,462           2,445

Other income (expense):
  Interest expense                        (3,161)         (1,377)         (6,224)         (2,725)
  Interest income                              9              26              17              81
  Other, net                                  (2)            (15)             16             (13)
                                      ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES            521             295            (729)           (212)
  Income tax (benefit) expense               (19)            132            (669)           (114)
                                      ----------      ----------      ----------      ----------
NET INCOME (LOSS)                     $      540      $      163      $      (60)     $      (98)
                                      ==========      ==========      ==========      ==========

E - Earnings per share

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. The Company's dilutive securities are primarily issuable under the Company's Incentive Stock Option Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive.

F - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months and six months ended June 30, 1999 or 1998.


                                    * * * * *

PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited interim consolidated financial statements included herein and their report thereon accompanies this filing. This report is not a "report" within the meaning of Sections 7 and 11 of the 1933 Act and the independent accountant's liability under Section 11 does not extend to it.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of June 30, 1999, the related consolidated statements of operations for the three months and six months ended June 30, 1999 and 1998, and consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
August 3, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                   ($ in thousands except per share amounts)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Ventshade Holdings, Inc. and its subsidiary ("Ventshade"), and Smittybilt, Inc. ("Smittybilt") designs, manufactures, markets and distributes appearance automotive aftermarket accessories and other products for light trucks, sport utility vehicles and vans ("light trucks"), for passenger cars and for heavy trucks. Products directed at the light truck and automobile market include side window ventvisors, windsheild visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products, and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and supplies suspension systems for light trucks.

On December 23, 1998 and January 28, 1999, the Company acquired 100% of the outstanding common stock of Ventshade and Smittybilt (the "Acquisitions"). The Acquisitions were accounted for under the purchase method of accounting, which required the Company to recognize a $1,150 increase in cost of goods sold in the first six months of 1999 to reflect the write-up of the Acquisitions' finished goods and work-in-process inventories acquired by the Company. The purchase method of accounting for the Acquisitions also resulted in recording fair value adjustments to molds and dies, goodwill and other intangible assets of approximately $56.2 million with depreciation and amortization periods ranging from 4 to 40 years. For the six months ending June 30, 1999, the Company's consolidated results of operations and consolidated statement of cash flows include Ventshade for the entire period and Smittybilt from its date of acquisition on January 28, 1999 to June 30, 1999.

To finance the Acquisitions, the Company sold shares of common and preferred stock for $30.0 million and received financing of $34.5 million from its primary senior lender, seller financing of approximately $0.9 million and financing of $25.0 million from senior subordinated lenders with warrants to purchase 704,839 shares of Common Stock, or 70,483.9 shares of Series B Preferred Stock.

On January 31, 1999, the Company sold the assets, principally property and equipment, of its Fibernetics "specialty fiberglass and plastics" division in Compton, California for approximately $1.0 million. The loss on the sale of these assets was not material.


RESULTS OF OPERATIONS:

($ in thousands, except earnings per share)

Certain 1998 adjusted pro forma information is included for comparative purposes to provide information comparable to the first quarter 1999 actual information. To provide comparable 1998 information, the adjusted pro forma information assumes the acquisition of Ventshade was completed on January 1, 1998, and the acquisition of Smittybilt and the sale of Fibernetics were completed on February 1, 1998.

                                           Three Months Ended June 30,
                                   ------------------------------------------
                                      1999            1998            1998
                                     Actual          Actual        Pro forma
                                   ----------      ----------      ----------
NET SALES:
  Light truck                      $   45,104      $   22,604      $   41,385
  Heavy truck                           5,127           4,449           4,449
  Suspension                            4,008           2,844           2,844
                                   ----------      ----------      ----------
     Total                             54,239          29,897          48,678
                                   ----------      ----------      ----------

INCOME FROM OPERATIONS:
  Light truck                           1,973              19           2,667
  Heavy truck                           1,117           1,377           1,377
  Suspension                              585             265             265
                                   ----------      ----------      ----------
     Total                              3,675           1,661           4,309

Other income (expense), net:
  Interest expense                     (3,161)         (1,377)         (3,123)
  Interest income                           9              26              35
  Other, net                               (2)            (15)           (239)
                                   ----------      ----------      ----------

INCOME BEFORE INCOME TAXES         $      521      $      295      $      982
                                   ==========      ==========      ==========


                                            Six Months Ended June 30,
                                   ------------------------------------------
                                      1999            1998            1998
                                     Actual          Actual        Pro forma
                                   ----------      ----------      ----------

NET SALES:
  Light truck                      $   82,276      $   43,375      $   75,573
  Heavy truck                           9,682           8,411           8,411
  Suspension                            6,683           5,296           5,296
                                   ----------      ----------      ----------
     Total                             98,641          57,082          89,280
                                   ----------      ----------      ----------

INCOME (LOSS) FROM OPERATIONS:
  Light truck                           2,258            (642)          2,938
  Heavy truck                           2,370           2,550           2,550
  Suspension                              834             537             537
                                   ----------      ----------      ----------
     Total                              5,462           2,445           6,025

Other income (expense):
  Interest expense                     (6,224)         (2,725)         (6,081)
  Interest income                          17              81              98
  Other, net                               16             (13)           (244)
                                   ----------      ----------      ----------

(LOSS) INCOME BEFORE TAXES         $     (729)     $     (212)     $      202
                                   ==========      ==========      ==========

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                            Three Months Ended June 30
                                 ---------------------------------------------------------------------------------
                                       1999 Actual                  1998 Actual                1998 Pro forma
                                 -----------------------      -----------------------      -----------------------
Net sales                        $ 54,239         100.0%      $ 29,897         100.0%      $ 48,678         100.0%
Gross profit                       15,826          29.2          9,294          31.1         15,263          31.4
General and administrative          4,226           7.8          2,940           9.8          3,836           7.9
Selling and marketing               5,673          10.4          3,413          11.4          5,024          10.3
Research and development              915           1.7            694           2.3            761           1.6
Amortization of intangibles         1,337           2.5            586           2.0          1,333           2.7
Income from operations              3,675           6.8          1,661           5.6          4,309           8.9
Other (expense) income, net        (3,154)         (5.8)        (1,366)         (4.6)        (3,327)         (6.8)
Income tax (benefit) expense          (19)           --            132           0.4            279           0.6
Net income                       $    540           1.0%      $    163           0.6%      $    703           1.5%

                                                             Six Months Ended June 30
                                 ---------------------------------------------------------------------------------
                                       1999 Actual                  1998 Actual                1998 Pro forma
                                 -----------------------      -----------------------      -----------------------

Net sales                        $ 98,641         100.0%      $ 57,082         100.0%      $ 89,280         100.0%
Gross profit                       28,278          28.7         17,258          30.2         26,861          30.1
General and administrative          7,933           8.1          5,507           9.7          7,365           8.3
Selling and marketing              10,436          10.6          6,689          11.7          9,291          10.4
Research and development            1,813           1.8          1,450           2.5          1,553           1.7
Amortization of intangibles         2,634           2.7          1,167           2.0          2,627           2.9
Income from operations              5,462           5.5          2,445           4.3          6,025           6.8
Other (expense) income, net        (6,191)         (6.3)        (2,657)         (4.7)        (6,227)         (7.0)
Income tax (benefit)                 (669)         (0.7)          (114)         (0.2)           (57)         (0.1)
Net loss                         $    (60)         (0.1%)     $    (98)         (0.2%)     $   (145)         (0.1%)


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 (ACTUAL AND PRO FORMA)

NET SALES: Consolidated net sales for the three months ended June 30, 1999 were $54,239, an increase of $24,342 over consolidated net sales of $29,897 for the three months ended June 30, 1998, reflecting the inclusion of the Ventshade and Smittybilt Acquisitions for 1999. Consolidated net sales increased $5,561, or 11.4%, over 1998 pro forma consolidated net sales. This increase was primarily attributable to the following factors: (i) light truck net sales increased $3,719, or 9.0%, (ii) heavy truck net sales increased $678, or 15.2%, and (iii) suspension net sales increased $1,164, or 40.9%. In the light truck business unit, gains were recognized in windshield visors, hood shields and bug deflectors, ventvisors, tonneau covers, headlight and taillight covers, aluminum tool boxes, tubular products, and other appearance accessories, but were offset by net sales decreases in aluminum and fiberglass running boards. Sales of running boards in aftermarket channels continue to be faced with a decline in market demand due to increased market share by OEMs that install boards on sport utility vehicles.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended June 30, 1999 was 29.2% of net sales compared to 31.1% of net sales for the three months ended June 30, 1998. The gross profit margin for the three months ended June 30, 1998 on a pro forma basis was 31.4% of net sales. The decrease in gross margin for the three months ended June 30, 1999 compared to pro forma 1998 is attributable to additional expenses incurred in the start-up of the Company's expanded warehouse in Anoka, Minnesota, increased product returns and higher concentrations of sales in lower margin product lines.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4,226, or 7.8% of net sales, for the three months ended June 30, 1999, compared to $2,940, or 9.8% of net sales, for the comparable three month period ended June 30, 1998. On a pro forma basis for 1998, general and administrative expenses were $3,836, or 7.9% of net sales. The increase of $390 for the three months ended June 30, 1999 over the 1998 comparable pro forma period is due to higher bonus accruals in those business units that are out-performing their 1999 operating plan, added headcount in corporate human resources, and the incremental cost of converting all Deflecta-Shield locations to a common data processing platform.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $5,673, or 10.4% of net sales, for the three months ended June 30, 1999, compared to $3,413, or 11.4% of net sales, for the three months ended June 30, 1998. Selling and marketing expenses were $5,024, or 10.3% of net sales, for the 1998 comparable pro forma period. The increase of $649 for the three months ended June 30, 1999 from the 1998 pro forma period is the result of promotional costs in new retail accounts and volume-related expenses such as commissions and coop advertising.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $915, or 1.7% of net sales, for the three months ended June 30, 1999, compared to $694, or 2.3% of net sales, for the three months ended June 30, 1998. On a pro forma basis, research and development expenses were $761, or 1.6% of net sales, for the three months ended June 30, 1998. The increase of $154 for the three months ended June 30, 1999 over the comparable 1998 pro forma period is the result of investments in product development capabilities.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,337 for the three months ended June 30, 1999, compared to $586 for the three months ended June 30, 1998. The increase in amortization in 1999 reflects the allocation of the Acquisitions' purchase price to goodwill, customer lists, work force in place, and non-compete agreements.

INCOME FROM OPERATIONS: Income from operations for the three months ended June 30, 1999 has increased $2,014, over the three months ended June 30, 1998 as a result of the Acquisitions. Compared to the comparable 1998 pro forma period, income from operations has decreased $634, or 14.7%, due to declines in the Light and Heavy truck divisions of $954 offset by an increase in the Suspension division of $320.

OTHER INCOME (EXPENSE), NET: Other expense, net, was $3,154 for the three months ended June 30, 1999, compared to $1,366 of expense for the three months ended June 30, 1998. For the 1998 comparable pro forma, other expense, net, was $3,327. The increase in expense in 1999 and pro forma 1998 over actual 1998 reflects the increased interest on borrowings to finance the Acquisitions.

INCOME TAX EXPENSE (BENEFIT): For the three months ended June 30, 1999, the Company recorded a tax benefit of $19. This amount reflects an adjustment in the second quarter of 1999 due to a change in the expected annual effective income tax rate from 52% to 92%. The Company's effective tax rate is substantially different than the statutory federal tax rate of 34% due to the amortization of non-tax deductible goodwill recorded in connection with the Acquisitions.

NET INCOME PER SHARE: The Company's net income for the three months ended June 30, 1999 increased $377 to $540, or $.06 per share, from $163, or $.02 per share, for the three months ended June 30, 1998. On a pro forma basis, the net income was $703, or $.08 per share, for the comparable period of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (ACTUAL AND PRO FORMA)

NET SALES: Consolidated net sales for the six months ended June 30, 1999 were $98,641, an increase of $41,559 over consolidated net sales of $57,082 for the six months ended June 30, 1998, reflecting the inclusion of the Ventshade and Smittybilt Acquisitions for 1999. Consolidated net sales increased $9,361, or 10.5%, over 1998 pro forma consolidated net sales primarily attributable to: (i) light truck net sales increased $6,703, or 8.9%, (ii) heavy truck net sales increased $1,271, or 15.1%, and (iii) suspension net sales increased $1,387, or 26.2%. In the light truck business unit, gains were recognized in hood shields and bug deflectors, ventvisors, headlight and taillight covers, aluminum tool boxes, tubular products, and other appearance accessories while net sales were down in windshield visors, running boards, and tonneau covers. Windshield visors and running boards are faced with a decline in market demand due to changing styling trends and increased market share by OEMs that install boards on sport utility vehicles.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the six months ended June 30, 1999 was 28.7% of net sales compared to 30.2% of net sales for the six months ended June 30, 1998. The gross profit margin for the six months ended June 30, 1998 on a pro forma basis was 30.1% of net sales. The decrease in gross margin for the six months ended June 30, 1999 compared to pro forma 1998 is attributable to increased product returns and promotional discounts, higher concentrations of sales in lower margin product lines, and duplicate warehouse costs incurred prior to the Company's transition from its Iowa distribution facility to its expanded Anoka, Minnesota distribution facility.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $7,933, or 8.1% of net sales, for the six months ended June 30, 1999, compared to $5,507, or 9.7% of net sales, for the comparable six month period ended June 30, 1998. On a pro forma basis for 1998, general and administrative expenses were $7,365, or 8.3% of net sales. The increase of $568 for the six months ended June 30, 1999 over the 1998 comparable pro forma period is due to higher bonus accruals in business units that are out-performing their 1999 operating plan, added headcount in corporate human resources, and the incremental cost of converting all Deflecta-Shield locations to a common data processing system.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $10,436, or 10.6% of net sales, for the six months ended June 30, 1999, compared to $6,689, or 11.7% of net sales, for the six months ended June 30, 1998. Selling and marketing expenses were $9,291, or 10.4% of net sales, for the 1998 comparable pro forma period. The increase of $1,145 for the six months ended June 30, 1999 from the

1998 pro forma period is the result of promotional costs in new retail accounts and volume-related expenses such as commissions and coop advertising.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $1,813, or 1.8% of net sales, for the six months ended June 30, 1999, compared to $1,450, or 2.5% of net sales, for the six months ended June 30, 1998. On a pro forma basis, research and development expenses were $1,553, or 1.7% of net sales, for the six months ended June 30, 1998. The increase of $260 for the six months ended June 30, 1999 over the comparable 1998 pro forma period is the result of investments in product development capabilities.

AMORTIZATION OF INTANGIBLES: Amortization expense was $2,634 for the six months ended June 30, 1999, compared to $1,167 for the six months ended June 30, 1998. The increase in amortization in 1999 reflects the allocation of the Acquisitions' purchase price to goodwill, customer lists, work force in place, and non-compete agreements.

INCOME FROM OPERATIONS: Income from operations for the six months ended June 30, 1999 has increased $3,017, over the six months ended June 30, 1998 as a result of the Acquisitions in the Light truck business unit. Compared to the comparable 1998 pro forma period, income from operations has decreased $563, or 9.3%, due to declines in the Light and Heavy truck divisions of $860 offset by an increase in the Suspension division of $297.

OTHER INCOME (EXPENSE), NET: Other expense, net, was $6,191 for the six months ended June 30, 1999, compared to $2,657 of expense for the six months ended June 30, 1998. For the 1998 comparable pro forma period, other expense, net, was $6,227. The increase in expense in 1999 and pro forma 1998 over actual 1998 reflects the increased interest on borrowings to finance the Acquisitions.

INCOME TAX EXPENSE (BENEFIT): For the six months ended June 30, 1999, the Company recorded a tax benefit of $669 resulting in an effective income tax rate of 92%. The Company currently anticipates that 92% will be the income tax rate for the full year. The Company's effective tax rate is substantially higher than the statutory federal tax rate of 34% due to amortization of non-tax deductible goodwill recorded in connection with the Acquisitions.

NET INCOME PER SHARE: The Company's net loss for the six months ended June 30, 1999 decreased $39 to $60, or $.01 per share, from a net loss of $98, or $.02 per share, for the six months ended June 30, 1998. On a pro forma basis, the net loss was $145, or $.02 per share, for the comparable period of 1998.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $862 for the six months ended June 30, 1999 compared to cash used in operating activities of $6,577 for the six months ended June 30, 1998. The significant use of cash from operating activities in 1998 was due to payment of liabilities for settlement of stock options and acquisition fees related to the Company's acquisition of Deflecta-Shield.

Cash used in investing activities was $19,305 and $3,723 for the six months ended June 30, 1999 and 1998, respectively. The 1999 investing activity reflects the acquisition of Smittybilt and the Anoka building expansion while the 1998 investing activity reflects the purchase of the remaining 1.2% of Deflecta-Shield's common stock.

Cash provided by financing activities of $17,935 for the six months ended June 30, 1999 reflects proceeds from sale of the Company's preferred stock and borrowings under the Company's credit facilities to purchase all the outstanding shares of Smittybilt. In 1998, cash provided by financing activities of $5,160 reflects the increased borrowings to pay off the Company's interim tender loan facility and Deflecta-Shield's revolving credit loan and related acquisition costs and expenses.

The Company believes that its $30 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of June 30, 1999, the Company had borrowed $18,567 under its revolving credit line and had availability of $11,433.

Consolidated assets have increased $23,979 from $221,357 at December 31, 1998 to $245,336 at June 30, 1999. The increase in assets primarily reflects the acquisition and consolidation of Smittybilt in 1999.


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

State Of Readiness

In April 1998, the Company upgraded its central processor in its Minnesota headquarters and by June 1998, the Company had implemented a century-dated version of its new BPCS software. Consequently, by June 1998, the central processor and the business operating system of the Company in its Minnesota headquarters were Y2K compliant for its main information technology ("IT") system. Simultaneously, in the first quarter of 1998, the Company embarked on Y2K planning dedicated to systematically integrating the operations that were acquired with the acquisition of Deflecta-Shield. At the time of the acquisition, each Deflecta-Shield entity operated its own business system, none of which were Y2K compliant. To date, four of the five Deflecta-Shield entities have been converted to the Company's IT systems that are Y2K compliant. The remaining entity is scheduled for conversion to Y2K technology on October 1, 1999. At the same time, with each conversion to the Company's IT system, network topology and desktop computing is upgraded. All servers and software are Y2K compliant. Thus, with each conversion and cut over to BPCS, the business operating system, the WAN/LAN topology, and desktop computing of each operating entity will be Y2K compliant.

Beyond the activities of conversion and cut over to BPCS, the Y2K plan consists of a five-step process: inventory, assessment, planning, remediation, and testing. The Company has virtually completed its inventory, assessment and documentation of IT and non-IT systems for Y2K compliance. Letters to primary business partners, such as customers, suppliers, and financial institutions, will be mailed by mid-August requesting certain Y2K information.

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

Risks

Under a hypothetical scenario where unknown elements are not Y2K compliant, the Company may not be able to:

1.  Transact at certain workstations through lack of desktop readiness;
2. Receive phone calls at certain outlying locations (the phone system at the Company's Minnesota headquarters is Y2K compliant); and/or
3. Conduct bar code labeling where third party software is used to conduct business:

The above are considered risks because they require remediation. However, analysis indicates that no significant risks exist within any of these environments. The Company's remediation of the above risks is expected to be completed by October 1999.

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

Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating more and more in the distribution of automotive appearance accessories. The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers, and OEMs. This shift has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to plastic and fiberglass product lines.

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

In the quarter and six months ended June 30, 1999, the Company continued its (i) integration of its information systems into a single platform for Lund and Deflecta-Shield, with expected completion in October 1999, (ii) consolidation of Deflecta-Shield's Iowa warehouse into Minnesota, and start-up activities related to the expanded Minnesota Warehouse, and (iii) divestiture of an unprofitable custom fiberglass and plastic operation that was completed January 31, 1999. While the Company anticipates that each of the aforementioned events will result in future benefits to the Company in 1999, these events had a detrimental effect to the Company's earnings through the period ending June 30, 1999.

While the Company remains committed to continued growth through acquisitions, the Company currently is not actively engaged in negotiations regarding any acquisitions.

FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and its revolving line of credit are dependent upon the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at June 30, 1999. The Company does not enter into hedging or derivative instruments.

EFFECTS OF INFLATION:

Although increases in costs of certain materials and labor could adversely affect operations, the Company generally has been able to increase its selling prices to offset increased costs. Price competition, however, particularly in the aluminum, plastic and fiberglass product lines, could affect the ability of the Company to increase its selling prices to reflect such increased costs. In general, management believes that the relatively moderate inflation over the last few years did not have a significant impact on the Company's net sales, but that increasing raw material prices and labor costs had an impact on gross profit.

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

          27.1     Financial Data Schedule

(b)       Reports on Form 8-K

          A report on Form 8-K/A was filed on April 3, 1999, with respect to the pro forma financial statements, financial information and exhibits in connection with a report on Form 8-K, filed on February 12, 1999, with respect to the acquisition of Smittybilt, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999

                                     LUND INTERNATIONAL HOLDINGS, INC.
                                     (Registrant)



                                     By:   /s/ Dennis W. Vollmershausen
                                           -------------------------------------
                                           Dennis W. Vollmershausen
                                           President and Chief Executive Officer

                                     By:   /s/ Edmund J. Schwartz
                                           -------------------------------------
                                           Edmund J. Schwartz
                                           Chief Financial Officer