Form 10-Q/A
period 1999-06-30
LUND INTERNATIONAL HOLDINGS INC
filed 1999-08-20
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-Q/A - 1


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

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

On April 27, 1999, the Company held its annual meeting of stockholders. At the meeting, the number of directors was set at seven and, Lawrence C. Day, David E. Dovenberg, Ira D. Kleinman, Robert Schoeberl, Dennis W. Vollmershausen, and Harvey J. Wertheim were elected to serve as directors of the Company for 1999. The Company's 1999 Stock Option Incentive Plan and the convertibility of the Company's Series B Preferred Stock into Common Stock were approved. Finally, the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999 was approved.

The following table provides the number of votes for, against, withheld, as well as the number of abstentions and broker non-votes as to each matter submitted to a vote of stockholders at the meeting.


Matter:

                                           Withheld                                 Broker
                                  For      Authority     Against     Abstention    Non-votes
--------------------------------------------------------------------------------------------
Set Number of
Directors at Seven             5,320,061                  21,860        3,900

Election of Directors

Lawrence C. Day                5,271,881     73,990
David E. Dovenberg             5,271,881     73,990
Ira D. Kleinman                5,271,481     74,390
Robert R. Schoeberl            5,271,681     74,190
Dennis W. Vollmershausen       5,271,681     74,190
Harvey J. Wertheim             5,271,681     74,190

Approval of 1999
Stock Option                   3,178,000                 210,006      562,850      1,394,965
Incentive Plan

Approval of the
Convertibility of Series       3,848,298                  96,960        5,598      1,394,965
 B Preferred Stock

Approval of Selection of
PricewaterhouseCoopers LLP     5,327,421                  16,500        1,900


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 1999

                                     LUND INTERNATIONAL HOLDINGS, INC.
                                     (Registrant)



                                     By:   /s/ Dennis W. Vollmershausen
                                     -------------------------------------------
                                           Dennis W. Vollmershausen
                                           President and Chief Executive Officer

                                     By:   /s/ Edmund J. Schwartz
                                     -------------------------------------------
                                           Edmund J. Schwartz
                                           Chief Financial Officer