Form 10-Q
period 1999-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 1999-11-12
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For the quarterly period ended September 30, 1999

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

Yes _X_         No ___

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

As of November 9, 1999, 7,874,381 shares of the registrant's common stock, $.10 par value and 1,493,398 shares of the registrant's Class B-1 common stock, $.01 par value were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                              1-2
          September 30, 1999 (Unaudited) and December 31, 1998

          Consolidated Statements of Operations (Unaudited)                    3
          Three Months Ended September 30, 1999 and 1998

          Consolidated Statements of Operations (Unaudited)                    4
          Nine Months Ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows (Unaudited)                    5
          Nine Months Ended September 30, 1999 and 1998

          Notes to Condensed Consolidated Financial Statements (Unaudited)   6-9

          Report of Independent Accountants                                   10

Item 2.   Management's Discussion and Analysis of Financial                11-21
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22

          Signatures                                                          23

          Exhibits                                                            24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,     December 31,
                                                        1999             1998
                                                   -------------    -------------
                                                    (unaudited)
ASSETS

Current assets:
       Cash                                        $         369    $       1,191
       Restricted cash                                     3,911               --
       Accounts receivable, net                           36,358           33,389
       Inventories                                        24,982           21,771
       Deferred income taxes                               5,896            4,300
       Other current assets                                1,522            2,553
                                                   -------------    -------------
            Total current assets                          73,038           63,204

Property and equipment, net                               32,464           29,568
Intangibles, net                                         126,479          119,834
Restricted cash                                               --            3,911
Other assets                                               3,941            4,840
                                                   -------------    -------------
            Total assets                           $     235,922    $     221,357
                                                   =============    =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                                       September 30,     December 31,
                                                                                           1999              1998
                                                                                       -------------    -------------
                                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, trade                                                          $      11,405    $       6,466
      Accrued expenses                                                                        15,192           17,750
      Long-term debt, current portion                                                         89,322            4,251
                                                                                       -------------    -------------
           Total current liabilities                                                         115,919           28,467

Long-term debt, less current portion                                                          22,567           99,796
Deferred income taxes                                                                          6,124            6,600
Other liabilities                                                                                651              607
                                                                                       -------------    -------------
      Total liabilities                                                                      145,261          135,470
                                                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock-Series B, $.01 par value;
           authorized 363 shares; 167 issued and outstanding at September 30, 1999,
           252 issued and outstanding at December 31, 1998                                         2                2
      Common stock, $.10 par value;
           authorized 25,000 shares; 7,874 issued and outstanding at September
           30, 1999 and 6,311 issued and outstanding at December 31, 1998                        787              631
      Class B-1 common stock, $.01 par value;
           authorized 3,000 shares; 1,493 issued and outstanding
           at September 30, 1999 and December 31, 1998                                            15               15
      Additional paid-in capital                                                              64,277           58,164
      Retained earnings                                                                       25,580           27,075
                                                                                       -------------    -------------
           Total stockholders' equity                                                         90,661           85,887
                                                                                       -------------    -------------
           Total liabilities and stockholders' equity                                  $     235,922    $     221,357
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           Three Months Ended
                                                              September 30,
                                                         1999              1998
                                                    -------------     -------------
Net sales                                           $      49,418     $      29,342
Cost of goods sold                                         35,445            21,326
                                                    -------------     -------------
      Gross profit                                         13,973             8,016
                                                    -------------     -------------

Operating expenses
      General and administrative                            3,789             2,909
      Selling and marketing                                 5,184             3,586
      Research and development                                862               737
      Amortization of intangibles                           1,335               591
                                                    -------------     -------------
           Total operating expenses                        11,170             7,823
                                                    -------------     -------------

Income from operations                                      2,803               193

Interest expense                                           (3,135)           (1,393)
Interest income and other, net                                 58                33
                                                    -------------     -------------
Loss before income taxes                                     (274)           (1,167)
Income tax expense                                          1,161                62
                                                    -------------     -------------

               Net loss                             $      (1,435)    $      (1,229)
                                                    =============     =============

Basic and diluted net loss per share                $       (0.17)    $       (0.18)
                                                    =============     =============

Weighted average common shares                              8,535             6,757
                                                    =============     =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            Nine Months Ended
                                                              September 30,
                                                         1999              1998
                                                    -------------     -------------
Net sales                                           $     148,059     $      86,424
Cost of goods sold                                        105,808            61,150
                                                    -------------     -------------
      Gross profit                                         42,251            25,274
                                                    -------------     -------------

Operating expenses
      General and administrative                           11,721             8,416
      Selling and marketing                                15,621            10,275
      Research and development                              2,675             2,187
      Amortization of intangibles                           3,969             1,758
                                                    -------------     -------------
           Total operating expenses                        33,986            22,636
                                                    -------------     -------------

Income from operations                                      8,265             2,638

Interest expense                                           (9,359)           (4,118)
Interest income and other, net                                 91               101
                                                    -------------     -------------
Loss before income taxes                                   (1,003)           (1,379)
Income tax expense (benefit)                                  492               (52)
                                                    -------------     -------------

               Net loss                             $      (1,495)    $      (1,327)
                                                    =============     =============

Basic and diluted net loss per share                $       (0.19)    $       (0.22)
                                                    =============     =============

Weighted average common shares                              8,050             6,150
                                                    =============     =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                 1999             1998
                                                                                            -------------     -------------
Cash flows from operating activities:
      Net loss                                                                              $      (1,495)    $      (1,327)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
              Depreciation                                                                          4,737             2,780
              Amortization                                                                          4,861             2,063
              Deferred income taxes                                                                (2,132)              418
              Other, net                                                                              (29)              379
      Changes in operating assets and liabilities, net of impact of acquisition in 1999:
              Accounts receivable                                                                    (744)           (1,686)
              Inventories                                                                             303               236
              Other assets                                                                          1,994              (784)
              Accounts payable, trade                                                               3,102              (248)
              Accrued expenses                                                                     (2,672)           (6,833)
              Income tax payable                                                                    1,277                --
              Other liabilities                                                                        44               (61)
                                                                                            -------------     -------------
              Net cash provided by (used in) operating activities                                   9,246            (5,063)
                                                                                            -------------     -------------

Cash flows from investing activities:
      Purchase of Deflecta-Shield common stock                                                         --            (2,840)
      Purchase of Smittybilt                                                                      (16,749)               --
      Purchases of property and equipment                                                          (4,985)           (3,280)
      Change in restricted cash and marketable securities                                              --             1,146
      Proceeds from sales of property and equipment                                                   592                24
      Other investing activities                                                                      938               (17)
                                                                                            -------------     -------------
              Net cash used in investing activities                                               (20,204)           (4,967)
                                                                                            -------------     -------------

Cash flows from financing activities:
      Principal payments on long-term debt                                                        (18,331)          (52,634)
      Proceeds from long-term debt                                                                 25,122            56,344
      Checks issued in excess of bank balances                                                     (1,340)            1,296
      Proceeds from issuance of preferred stock                                                     5,000                --
      Payment of other liabilities                                                                     --              (140)
      Debt issuance costs                                                                            (315)           (1,061)
                                                                                            -------------     -------------
              Net cash provided by financing activities                                            10,136             3,805
                                                                                            -------------     -------------

              Net decrease in cash and temporary cash investments                                    (822)           (6,225)

Cash and temporary cash investments:
      Beginning of period                                                                           1,191             6,790
                                                                                            -------------     -------------
      End of period                                                                         $       1,191     $         565
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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation (and its subsidiaries), Auto Ventshade Company and Smittybilt, Inc. (collectively referred to as the Company). The condensed consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

B - Acquisitions

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade"), a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors, and light covers for pick-up trucks, sport utility vehicles, and passenger cars. The aggregate purchase price of approximately $69.4 million consisted of an initial purchase price of $66.9 million, direct transaction costs of $1.8 million, and a working capital adjustment of $0.7 million. The funds for the acquisition were obtained from (i) issuance of common and preferred stock for aggregate gross proceeds of $25.0 million, (ii) proceeds from a new term loan to the Company of $25.0 million, (iii) $20.0 million gross proceeds from the issuance of 12.5% senior subordinated notes, and (iv) seller financing of approximately $0.9 million.

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

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company as if the Ventshade and Smittybilt acquisitions had occurred as of January 1, 1999 and 1998, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the period presented.

                                                   Nine Months Ended
                      Three Months Ended  -------------------------------------
                         September 30,      September 30,       September 30,
                             1998               1999                1998
                      ------------------  -----------------  ------------------
Net sales                 $  41,574          $ 149,239           $ 141,395
Net loss                       (120)            (1,845)               (606)
Basic and diluted
   net loss per share         (0.02)             (0.23)              (0.08)

C - Inventories

Inventories consisted of the following:

                                        September 30,    December 31,
                                            1999             1998
                                        ------------     -----------
Raw materials                             $11,791          $11,084
Finished goods and work in process         13,191           10,687
                                        ------------     -----------
                                          $24,982          $21,771
                                        ============     ===========

D - Segment Reporting

The Company's business activities are organized around three primary business units: light truck, suspension, and heavy truck. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital which is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive accessories. In so doing, the Company's business units are divided into automotive appearance accessories for light trucks, sport utility vehicles, vans and passenger cars; appearance accessories for heavy trucks; and suspension systems for light trucks and sport utility vehicles.

A summary of the Company's business activities reported by its three business segments (including the Ventshade and Smittybilt Acquisitions only subsequent to December 24, 1998 and January 30, 1999, respectively) for the three-month and nine-month periods ended September 30, 1999 and 1998 is as follows:

                              Three Months Ended September 30,    Nine Months Ended September 30,
                              --------------------------------    -------------------------------
                                     1999          1998                  1999          1998
NET SALES:
  Light truck                     $  41,310     $  23,074             $ 123,586     $  66,449
  Heavy truck                         4,869         4,206                14,551        12,617
  Suspension                          3,239         2,062                 9,922         7,358
                                  ---------     ---------             ---------     ---------
     Total                           49,418        29,342               148,059        86,424
                                  ---------     ---------             ---------     ---------

INCOME FROM OPERATIONS:
  Light truck                           886          (708)                3,144        (1,350)
  Heavy truck                         1,554           881                 3,924         3,431
  Suspension                            363            20                 1,197           557
                                  ---------     ---------             ---------     ---------
     Total                            2,803           193                 8,265         2,638

Other income (expense):
  Interest expense                   (3,135)       (1,393)               (9,359)       (4,118)
  Interest income                        31            23                    48           104
  Other, net                             27            10                    43            (3)
                                  ---------     ---------             ---------     ---------

LOSS BEFORE INCOME TAXES               (274)       (1,167)               (1,003)       (1,379)
  Income tax (benefit) expense        1,161            62                   492           (52)
                                  ---------     ---------             ---------     ---------
NET LOSS                          $  (1,435)    $  (1,229)            $  (1,495)       (1,327)
                                  =========     =========             =========     =========

E - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. The Company's dilutive securities are primarily issuable under the Company's Incentive Stock Option Plans, the Non-Employee Director Stock Option Plan, stock warrants and convertible preferred stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive.

F - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months and nine months ended September 30, 1999 or 1998.

G - Stock Transaction

In August 1999, certain holders of Series B Preferred Stock converted on a ten-to-one basis 156,359.9 shares into 1,563,599 shares of common stock.

H - Credit Agreement

As of September 30, 1999, the Company was not in compliance with two of the financial covenants of the credit agreement between the Company and Heller Financial, Inc. ("Lender"). On November 8, 1999, the Company received a waiver of the violations that had occurred through September 30, 1999. The Company does not believe it will be in compliance with all of the financial covenants under the current credit agreement in the fourth quarter of 1999. Accordingly, as required by generally accepted accounting principles, the Company has classified all borrowings as of September 30, 1999 under the credit agreement with the Lender as a current liability. The Company is in the process of reviewing its financial projections for the year 2000 to decide whether there will be a need to negotiate the restructure of its financial covenants under its existing credit facility. The Company believes it will be able to restructure its covenants, if necessary, but cannot provide assurance that any resulting terms will be favorable to the Company. The Company has scheduled a meeting at the end of November with its Lender and participating lenders to discuss this matter.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of September 30, 1999, the related consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998, and consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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



                                        /s/ PRICEWATERHOUSECOOPERS LLP

                                        PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
November 8, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                ($ in thousands, except share and per share data)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Auto Ventshade Company ("Ventshade"), and Smittybilt, Inc. ("Smittybilt") designs, manufactures, markets and distributes appearance automotive aftermarket accessories and other products for light trucks, sport utility vehicles and vans ("light trucks"), for passenger cars and for heavy trucks. Products directed at the light truck and automobile market include side window ventvisors, windsheild visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products, and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and supplies suspension systems for light trucks.

On December 23, 1998 and January 28, 1999, the Company acquired 100% of the outstanding common stock of Ventshade and Smittybilt, respectively (the "Acquisitions"). The Acquisitions were accounted for under the purchase method of accounting, which required the Company to recognize a $1,150 increase in cost of goods sold in the first six months of 1999 to reflect the write-up of the Acquisitions' finished goods and work-in-process inventories acquired by the Company. The purchase method of accounting for the Acquisitions also resulted in recording fair value adjustments to molds and dies, goodwill and other intangible assets of approximately $56.2 million with depreciation and amortization periods ranging from 4 to 40 years. For the nine months ending September 30, 1999, the Company's consolidated results of operations and consolidated statement of cash flows include Ventshade for the entire period and Smittybilt from its date of acquisition on January 28, 1999 to September 30, 1999.

To finance the Acquisitions, the Company sold shares of common and preferred stock for $30.0 million and received financing of $34.5 million from its primary senior lender, seller financing of approximately $0.9 million and financing of $25.0 million from senior subordinated lenders which lenders also received warrants to purchase 704,839 shares of Common Stock, or 70,483.9 shares of Series B Preferred Stock.

On January 31, 1999, the Company sold the assets, principally property and equipment, of its Fibernetics specialty fiberglass and plastics division in Compton, California for approximately $1.0 million. The loss on the sale of these assets was not material.


RESULTS OF OPERATIONS:

Certain 1998 adjusted pro forma information is included for comparative purposes to provide information comparable to the third quarter and nine months year-to-date 1999 actual information. To provide comparable 1998 information, the adjusted pro forma information assumes the acquisition of Ventshade was completed on January 1, 1998, and the acquisition of Smittybilt and the sale of Fibernetics were completed on February 1, 1998.

                                       Three Months Ended September 30,
                                     -------------------------------------
                                        1999         1998        1998
                                       Actual       Actual     Pro forma
                                       ------       ------     ---------
NET SALES:
  Light truck                         $ 41,310     $ 23,074     $ 40,851
  Heavy truck                            4,869        4,206        4,206
  Suspension                             3,239        2,062        2,063
                                      --------     --------     --------
     Total                              49,418       29,342       47,120
                                      --------     --------     --------

INCOME FROM OPERATIONS:
  Light truck                              886         (708)       2,361
  Heavy truck                            1,554          881          881
  Suspension                               363           20           20
                                      --------     --------     --------
     Total                               2,803          193        3,262

Other income (expense), net:
  Interest expense                      (3,135)      (1,393)      (3,140)
  Interest income                           31           23           34
  Other, net                                27           10          (46)
                                      --------     --------     --------

(LOSS) INCOME BEFORE INCOME TAXES     $   (274)    $ (1,167)    $    110
                                      ========     ========     ========


                                        Nine Months Ended September 30,
                                     -------------------------------------
                                        1999         1998        1998
                                       Actual       Actual     Pro forma
                                       ------       ------     ---------
NET SALES:
  Light truck                         $123,586     $ 66,449     $116,143
  Heavy truck                           14,551       12,617       12,617
  Suspension                             9,922        7,358        7,359
                                      --------     --------     --------
     Total                             148,059       86,424      136,119
                                      --------     --------     --------

INCOME (LOSS) FROM OPERATIONS:
  Light truck                            3,144       (1,350)       5,298
  Heavy truck                            3,924        3,431        3,431
  Suspension                             1,197          557          557
                                      --------     --------     --------
     Total                               8,265        2,638        9,286

Other income (expense):
  Interest expense                      (9,359)      (4,118)      (9,221)
  Interest income                           48          104          132
  Other, net                                43           (3)        (289)
                                      --------     --------     --------

LOSS BEFORE INCOME TAXES              $ (1,003)    $ (1,379)    $    (92)
                                      ========     ========     ========

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                       Three Months Ended September 30
                                -------------------------------------------------------------------------------
                                       1999 Actual                1998 Actual                1998 Pro forma
                                -----------------------     -----------------------     -----------------------
Net sales                       $  49,418        100.0%     $  29,342        100.0%     $  47,120        100.0%
Gross profit                       13,973         28.3          8,016         27.3         14,412         30.6
General and administrative          3,789          7.7          2,909          9.9          4,038          8.6
Selling and marketing               5,184         10.5          3,586         12.2          4,959         10.5
Research and development              862          1.7            737          2.5            815          1.7
Amortization of intangibles         1,335          2.7            591          2.1          1,338          2.8
Income from operations              2,803          5.7            193          0.6          3,262          6.9
Other (expense) income, net        (3,077)        (6.2)        (1,360)        (4.6)        (3,152)        (6.7)
Income tax (benefit) expense        1,161          2.3             62          0.2             32          0.1
Net income                      $  (1,435)        (2.9)%    $  (1,229)        (4.2)%    $      78          0.2%


                                                        Nine Months Ended September 30
                                -------------------------------------------------------------------------------
                                       1999 Actual                1998 Actual                1998 Pro forma
                                -----------------------     -----------------------     -----------------------

Net sales                         148,059        100.0%     $  86,424        100.0%     $ 136,400        100.0%
Gross profit                       42,251         28.5         25,274         29.2         41,273         30.3
General and administrative         11,721          7.9          8,416          9.7         11,404          8.4
Selling and marketing              15,621         10.6         10,275         11.9         14,250         10.4
Research and development            2,675          1.8          2,187          2.5          2,369          1.7
Amortization of intangibles         3,969          2.7          1,758          2.1          3,966          2.9
Income from operations              8,265          5.6          2,638          3.0          9,286          6.8
Other (expense) income, net        (9,268)        (6.3)        (4,017)        (4.6)        (9,378)        (6.9)
Income tax (expense/benefit)          492          0.3            (52)        (0.1)           (25)          --
Net loss                        $  (1,495)        (1.0)%    $  (1,327)        (1.5)%    $     (67)        (0.1)%


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (ACTUAL AND PRO FORMA)


NET SALES: Consolidated net sales for the three months ended September 30, 1999 were $49,418, an increase of $20,076 over consolidated net sales of $29,342 for the three months ended September 30, 1998, reflecting the impact of the Ventshade and Smittybilt acquisitions on 1999 net sales. Consolidated net sales increased $2,298, or 4.9%, over 1998 pro forma consolidated net sales. This increase was primarily attributable to the following factors: (i) light truck net sales increased $459, or 1.1%, (ii) heavy truck net sales increased $663, or 15.8%, and (iii) suspension net sales increased $1,176, or 57.0%. In light truck, gains in sales of windshield visors, hood shields, bug deflectors, vent visors and tubular products were offset by a decline in aluminum and fiberglass running boards. Sales of running boards in aftermarket channels continue to be faced with a decline in market demand due to increased market share by OEMs that install boards on sport utility vehicles and pickups.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended September 30, 1999 was 28.3% of net sales compared to 27.3% of net sales for the three months ended September

30, 1998. The gross profit margin for the three months ended September 30, 1998 on a pro forma basis was 30.6% of net sales. The decrease in gross margin for the three months ended September 30, 1999 compared to pro forma 1998 is attributable to additional expenses incurred in the start-up of the Company's expanded warehouse in Anoka, Minnesota, adjustments made to excess inventory reserves, increased product returns and higher concentrations of sales in lower margin product lines.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,789, or 7.7% of net sales, for the three months ended September 30, 1999, compared to $2,909, or 9.9% of net sales, for the comparable three month period ended September 30, 1998. On a pro forma basis for 1998, general and administrative expenses were $4,038, or 8.6% of net sales. The decrease of $249 for the three months ended September 30, 1999 over the 1998 comparable pro forma period is due to headcount reductions in the light truck business unit and a concerted effort to reduce overhead costs throughout the Company, offset by higher bonus accruals in those business units outperforming their 1999 operating plans.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $5,184, or 10.5% of net sales, for the three months ended September 30, 1999, compared to $3,586, or 12.2% of net sales, for the three months ended September 30, 1998. Selling and marketing expenses were $4,959, or 10.5% of net sales, for the 1998 comparable pro forma period. The increase of $225 for the three months ended September 30, 1999 from the 1998 pro forma period is the result of promotional costs in new retail accounts and volume-related expenses such as commissions and co-op advertising.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $862, or 1.7% of net sales, for the three months ended September 30, 1999, compared to $737, or 2.5% of net sales, for the three months ended September 30, 1998. On a pro forma basis, research and development expenses were $815, or 1.7% of net sales, for the three months ended September 30, 1998. The increase of $47 for the three months ended September 30, 1999 over the comparable 1998 pro forma period is the result of investments in product development.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,335 for the three months ended September 30, 1999, compared to $591 for the three months ended September 30, 1998. The increase in amortization in 1999 reflects the allocation of the Acquisitions' purchase price to goodwill, customer lists, work force in place, and non-compete agreements.

INCOME FROM OPERATIONS: Income from operations for the three months ended September 30, 1999 increased $2,610, over the three months ended September 30, 1998, as a result of the Acquisitions. Compared to the comparable 1998 pro forma period, income from operations has decreased $459, or 14.1%, due to declines in the light truck division of $1,475 offset by increases in the heavy truck and suspension divisions of $673 and $343.

OTHER INCOME (EXPENSE), NET: Other expense, net, was $3,077 for the three months ended September 30, 1999, compared to $1,360 of expense for the three months ended September 30, 1998. For the 1998 comparable pro forma, other expense, net, was $3,152. The increase in expense in 1999 and pro forma 1998 over actual 1998 reflects the increased interest on borrowings to finance the Acquisitions.


INCOME TAX EXPENSE (BENEFIT): For the three months ended September 30, 1999, the Company recorded a tax expense of $1,161. This amount reflects an adjustment in the third quarter of 1999 due to a change in the expected annual effective income tax rate based on updated operating estimates for 1999. The Company's effective tax rate is substantially different than the statutory federal tax rate of 34% due to the amortization of non-tax deductible goodwill recorded in connection with the Acquisitions.

NET INCOME PER SHARE: The Company's net loss for the three months ended September 30, 1999 increased ($206) to ($1,435), or ($.17) per share, from ($1,229), or ($.18) per share, for the three months ended September 30, 1998. On a pro forma basis, net income was $78, or $.01 per share, for the comparable period of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (ACTUAL AND PRO FORMA)

NET SALES: Consolidated net sales for the nine months ended September 30, 1999 were $148,059, an increase of $61,635 over consolidated net sales of $86,424 for the nine months ended September 30, 1998, reflecting the impact of the Ventshade and Smittybilt acquisitions on 1999 net sales. Consolidated net sales increased $11,659, or 8.6%, over 1998 pro forma consolidated net sales primarily attributable to: (i) light truck net sales increased $7,443, or 6.4%, (ii) heavy truck net sales increased $1,934, or 15.3%, and (iii) suspension net sales increased $2,563, or 34.8%. In the light truck business unit, gains were recognized in hood shields and bug deflectors, ventvisors, headlight and taillight covers, aluminum tool boxes, tubular products, and other appearance accessories while net sales were down in windshield visors, running boards, and tonneau covers. Windshield visors and running boards are faced with a decline in market demand due to changing styling trends and increased market share by OEMs that install boards on sport utility vehicles and pickups. In the heavy truck business unit volume is up in most all product lines due to a strong year for the sale of Class 8 vehicles in this industry. The suspension business volume gain is a result of its success with new product introductions.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the nine months ended September 30, 1999 was 28.5% of net sales compared to 29.2% of net sales for the nine months ended September 30, 1998. The gross profit margin for the nine months ended September 30, 1998 on a pro forma basis was 30.3% of net sales. The decrease in gross margin for the nine months ended September 30, 1999 compared to pro forma 1998 is attributable to increased product returns and promotional discounts, higher concentrations of sales in lower margin product lines, and excessive warehouse costs incurred for the Company's transition from its Iowa distribution facility to its expanded Anoka, Minnesota distribution facility.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $11,721, or 7.9% of net sales, for the nine months ended September 30, 1999, compared to $8,416, or 9.7% of net sales, for the comparable nine month period ended September 30, 1998. On a pro forma basis for 1998, general and administrative expenses were $11,404, or 8.4% of net sales. The increase of $317 for the nine months ended September 30, 1999 over the 1998 comparable pro forma period is due to higher bonus accruals in business units that are out-performing their 1999 operating plan, and the incremental cost of converting all Deflecta-Shield locations to a common data processing system, offset by headcount reductions in the light truck business unit.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $15,621, or 10.6% of net sales, for the nine months ended September 30, 1999, compared to $10,275, or 11.9% of net sales, for the nine months ended September 30, 1998. Selling and marketing expenses were $14,250, or 10.4% of net sales, for the 1998 comparable pro forma period. The increase of $1,371 for the nine months ended

September 30, 1999 from the 1998 pro forma period is the result of promotional costs in new retail accounts and volume-related expenses such as commissions and coop advertising.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $2,675, or 1.8% of net sales, for the nine months ended September 30, 1999, compared to $2,187, or 2.5% of net sales, for the nine months ended September 30, 1998. On a pro forma basis, research and development expenses were $2,369, or 1.7% of net sales, for the nine months ended September 30, 1998. The increase of $306 for the nine months ended September 30, 1999 over the comparable 1998 pro forma period is the result of investments in product development.

AMORTIZATION OF INTANGIBLES: Amortization expense was $3,969 for the nine months ended September 30, 1999, compared to $1,758 for the nine months ended September 30, 1998. The increase in amortization in 1999 reflects the allocation of the Acquisitions' purchase price to goodwill, customer lists, work force in place, and non-compete agreements.

INCOME FROM OPERATIONS: Income from operations for the nine months ended September 30, 1999 increased $5,627 over the nine months ended September 30, 1998 as a result of the Acquisitions in the light truck business unit. Compared to the comparable 1998 pro forma period, income from operations has decreased $1,021, or 11.0%, due to declines in the light truck division of $2,154 offset by increases in the heavy truck and suspension divisions of $493 and $640 respectively.

OTHER INCOME (EXPENSE), NET: Other expense, net, was $9,268 for the nine months ended September 30, 1999, compared to $4,017 of expense for the nine months ended September 30, 1998. For the 1998 comparable pro forma period, other expense, net, was $9,378. The increase in expense in 1999 and pro forma 1998 over actual 1998 reflects the increased interest on borrowings to finance the Acquisitions.

INCOME TAX EXPENSE (BENEFIT): For the nine months ended September 30, 1999, the Company recorded an income tax expense of $492. The Company currently anticipates that its income tax rate in 1999 will exceed 100% of its loss before income taxes due to the add-back of non deductible goodwill amortization for tax purposes. The Company's effective tax rate is substantially higher than the statutory federal tax rate of 34% due to amortization of non-tax deductible goodwill recorded in connection with the Acquisitions.

NET INCOME PER SHARE: The Company's net loss for the nine months ended September 30, 1999 increased ($168) to ($1,495), or ($.19) per share, from a net loss of ($1,327), or ($.22) per share, for the nine months ended September 30, 1998. On a pro forma basis, the net loss was ($67), or $.01 per share, for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $9,246 for the nine months ended September 30, 1999 compared to cash used in operating activities of $5,063 for the nine months ended September 30, 1998. The significant use of cash from operating activities in 1998 was due to payment of liabilities for settlement of stock options and acquisition fees related to the Company's acquisition of Deflecta-Shield in December 1998.

Cash used in investing activities was $20,204 and $4,967 for the nine months ended September 30, 1999 and 1998, respectively. The 1999 investing activity reflects the acquisition of Smittybilt and the Anoka warehouse expansion while the 1998 investing activity reflects the purchase of the remaining 1.2% of Deflecta-Shield's common stock.

Cash provided by financing activities of $10,136 for the nine months ended September 30, 1999 reflects proceeds from sale of the Company's preferred stock and borrowings under the Company's credit facilities to purchase all the outstanding shares of Smittybilt. In 1998, cash provided by financing activities of $3,805 reflects the increased borrowings to pay off the Company's interim tender loan facility and Deflecta-Shield's revolving credit loan and related acquisition costs and expenses.

The Company believes that its $30 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of September 30, 1999, the Company had borrowed $13,669 under its revolving credit line and had availability of $16,331. (See Item 1, Paragraph H - Credit Agreement, Page 9.)

Consolidated assets have increased $14,565 from $221,357 at December 31, 1998 to $235,922 at September 30, 1999. The increase in assets primarily reflects the acquisition and consolidation of Smittybilt in 1999.

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

State Of Readiness

In April 1998, the Company upgraded its central processor in its Minnesota headquarters and by June 1998, the Company had implemented a century-dated version of its new BPCS software. Consequently, by June 1998, the central processor and the business operating system of the Company in its Minnesota headquarters were Y2K compliant for its main information technology (IT) system. Simultaneously, in the first quarter of 1998, the Company embarked on Y2K planning dedicated to systematically integrating the operations that were acquired with the acquisition of Deflecta-Shield. At the time of the acquisition, each Deflecta-Shield entity operated its own business system, none of which were Y2K compliant.

As of November 1, all of the Deflecta-Shield entities have been converted to the Company's IT systems that are Y2K compliant. At the same time, with each conversion to the Company's IT system, network topology and desktop computing is upgraded. All servers and software are Y2K compliant. Thus, with each conversion to BPCS, the business operating system, the WAN/LAN topology and desktop computing of each operating entity is Y2K compliant.

Beyond the activities of conversion to BPCS, the Y2K plan consists of a five-step process: inventory, assessment, planning, remediation, and testing. The Company has completed its inventory, assessment and documentation of IT and non-IT systems for Y2K compliance. Letters to primary business partners, such as customers, suppliers, and financial institutions, have been mailed requesting certain Y2K information. To date, the Company has remediated all deficiencies within its technical infrastructure. The Company successfully performed a full systems stress test.

The Company has also inventoried non-IT micro-controlled equipment, such as production equipment and security systems, and has assessed any potential vulnerability. There are no significant issues relating to plant production equipment. Plant operations are, in general, not computer controlled since manufacturing processes are discrete and based on work center or cell. None of the Company's products include any microcontrollers.

The two recent Acquisitions, Ventshade and Smittybilt, are Y2K compliant in terms of business operating system, central processors and software. The Company expects no material issues from any of the equipment and software utilized by these entities.

Cost

The Company has incurred a total cost of about $900 in 1998 and 1999, of which a portion will be capitalized and the remainder charged to earnings in the respective years. The Company does not expect these activities to materially impact earnings.

Risks

Mission critical suppliers and customers are Y2K compliant. The Company's technical infrastructure, business systems and software programs are also Y2K compliant. However, the Company does regard as a risk, delivery of infrastructure services, such as, power used to operate their plants and systems.

Contingency Plans

The Company will staff each operation on Saturday, January 1, 2000, to validate its ability to manufacture and transact within the business system. In certain operations of the Company, raw material and finished good inventories will be increased to ensure supply continuity to trading partners even if there were temporary disruptions related to Y2K incidences. Beyond this, manual shipment and receiving processes are in place that provide solutions to temporary Y2K failures.

Summary:

Due to the uncertain nature of the Y2K problem, the Company's management cannot state with certainty whether Y2K issues will have a material adverse effect on the Company's business, results of operations, or financial position. The Company believes it is taking reasonable steps to address the Y2K problem, but the Y2K problem is a very complex one. If several of the Company's external business partners should fail to implement successful Y2K programs, or if the Company should fail to identify Y2K deficiencies in critical IT and non-IT systems, Y2K problems could have a material adverse effect on the Company's business, results of operations, or financial position.

The projected expenditures and dates contained in this discussion are based on the Company's best estimates and are derived from assumptions about future events, including the availability of resources and other factors. The Company does not guarantee that these estimates will be achieved and results may vary due to uncertainties.

The forward-looking statements contained in this section under the heading "Year 2000 Compliance" should be read in conjunction with the Company's disclosure below under the heading "Forward-Looking Statements."

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

In the quarter and nine months ended September 30, 1999, the Company (i) continued its integration of its information systems into a single platform for Lund and Deflecta-Shield, which was completed November 1, 1999, (ii) completed its consolidation of Deflecta-Shield's Iowa warehouse into the Anoka, Minnesota warehouse, and completed activities related to the expanded Minnesota warehouse, and (iii) divested an unprofitable custom fiberglass and plastic operation effective January 31, 1999. While the Company anticipates that each of the aforementioned events will result in future benefits to the Company in 1999, these events had a detrimental effect to the Company's earnings through the period ending September 30, 1999.

While the Company remains committed to continued growth through acquisitions, the Company currently is not actively engaged in negotiations regarding any acquisitions.

FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at September 30, 1999. The Company does not enter into hedging or derivative instruments.

EFFECTS OF INFLATION:

Although increases in costs of certain materials and labor could adversely affect operations, the Company generally has been able to increase its selling prices to offset increased costs. Price competition, however, particularly in the aluminum, plastic and fiberglass product lines, could affect the ability of the Company to increase its selling prices to reflect such increased costs. In general, management believes that the relatively moderate inflation over the last few years did not have a significant impact on the Company's net sales but that increasing raw material prices and labor costs have had an impact on gross profit.

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 5.     Other Information

(a) A Form S-8 Registration Statement was filed October 1, 1999. This filing registered shares of Common Stock to be issued upon exercise of stock options granted under the Company's 1998 Stock Option Incentive Plan and 1999 Stock Option Incentive Plan.


Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

            15 An awareness letter from the Company's independent accountants regarding unaudited interim financial statements.
----
            27.1  Financial Data Schedule

(b)         Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 1999

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