Form 10-K405
period 1999-12-31
LUND INTERNATIONAL HOLDINGS INC
filed 2000-03-29
CIK 820526

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (763) 576-4200

                          COMMON STOCK, $.10 PAR VALUE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
           REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 DURING
          THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
            REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS
                           BEEN SUBJECT TO SUCH FILING
                REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 10, 2000, 7,874,381 shares of the Company's Common Stock, 1,493,398 shares of the Company's nonvoting Class B-1 Common Stock and 167,470.4 shares of nonvoting Series B Preferred Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2000, was approximately $20,218,458 based upon the last sale price of the registrant's Common Stock on such date.

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

In a two-step transaction on December 30, 1997 and February 27, 1998, a wholly-owned subsidiary of Holdings acquired all of the issued and outstanding stock of Deflecta-Shield Corporation ("Deflecta-Shield"), a manufacturer and distributor of appearance accessories for the automobile and heavy truck market, for per share consideration of $16.00 or total consideration of $76,800,000, excluding direct transaction costs. The acquisition was financed by several financing sources: approximately $10,000,000 of its own cash reserves; bank borrowings of approximately $42,000,000; and $30,000,000 through the sale of equity to LIH II, a second entity affiliated with Harvest Partners. The sale of equity to LIH II is hereinafter referred to as the "LIH II Financing." Deflecta-Shield was founded in 1961 as a partnership and was reorganized as a corporation in 1994. Deflecta-Shield conducted its business through wholly-owned direct and indirect subsidiaries which it acquired. The direct subsidiaries are Belmor Autotron Corporation ("Belmor"), acquired in 1988 and DFM Corp. ("DFM"), acquired in 1990. The indirect subsidiaries, wholly-owned by DFM, are BAC Acquisition Co. ("Fibernetics"), acquired in 1993 and Trailmaster Products, Inc. ("Trailmaster") and Delta III, Inc. ("Delta III"), both acquired in 1994. On February 1, 1999, the company sold the assets of Fibernetics, a company it had acquired as a part of the Deflecta-Shield acquisition, for approximately $1 million. Fibernetics is a specialty and custom manufacturer of fiberglass and plastic products.

On December 23, 1998, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade") for an aggregate purchase price of $66,875,000, excluding direct transaction costs and final adjustments. Ventshade was a holding company with one subsidiary, Auto Ventshade Company ("AVS"), located in Lawrenceville, Georgia. AVS was founded in 1935 as a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors and light covers used on pick-up trucks, sport utility vehicles, minivans (collectively, "light trucks") and passenger cars. In 1999, Ventshade was merged into AVS with AVS remaining as the surviving corporation.

On January 28, 1999, the Company purchased all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt") for the purchase price of $16,887,127 including direct transaction costs of $989,000.

The Company also assumed debt of $1,950,000. Smittybilt is a leading manufacturer of tubular accessory products, including tubular steps, brush guards, bumpers and nerf bars, for light trucks.

The Company sold, in the aggregate, 1,047,412 shares of Common Stock and 323,830.3 shares of non-voting Series B Preferred Stock to LIH Holdings III, LLC ("LIH III"), an entity affiliated with Harvest Partners, Massachusetts Mutual Life Insurance Company ("MMLIC"), MassMutual Corporate Investors ("MMCI"), MassMutual Participation Investors ("MMPI"), MassMutual Corporate Value Partners Limited ("MMCVPL"), Liberty Mutual Insurance Company ("Liberty") and BancBoston Capital Inc. ("BancBoston") (collectively, the "Investors"). The shares were issued in two transactions. The first issuance was on December 22, 1998 and provided part of the financing for the acquisition of Ventshade. The second issuance was on January 27, 1999 and provided part of the financing for the acquisition of Smittybilt. The non-voting Series B Preferred Stock is convertible with certain limitations into shares of Common Stock. The aggregate share price was $30,000,000.

In order to finance the acquisitions of Ventshade and Smittybilt, the Company used several additional financing sources: $34,500,000 from its primary lender and a subordinated note of $25,000,000 with warrants to purchase 704,839 shares of Common Stock, or 70,483.9 shares of Series B Preferred Stock. Upon the conversion of the non-voting Series B Preferred Stock to Common Stock by LIH III and the Investors, the transaction will increase the combined ownership of the Harvest Partners' affiliates to 49.9% of the Company's voting Common Stock.

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

Major product categories offered by the Company consist of:

LIGHT TRUCK AND AUTOMOBILE ACCESSORIES, which include hood shields/bug deflectors, running boards and steps, window vent visors, external visors, tonneau covers, aluminum storage boxes, tubular products including side bar steps, front-end protection guards and other appearance accessories;

HEAVY TRUCK ACCESSORIES, which consist of bug deflectors, bug screens and rock guards, vinyl grille coverings and interior trim parts for the heavy truck market; and

SUSPENSION PRODUCTS, which are used as an appearance enhancing product to lift or lower a vehicle.

Light Truck and Automobile Accessories

Products produced for the light truck and automobile accessory segment of the market are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic polycarbonate, aluminum, or steel material. Virtually all of the Company's products are molded or formed for an exact fit to each vehicle.

HOOD SHIELDS/BUG DEFLECTORS. Deflecta-Shield entered the hood shield/bug deflector market in 1961. With the combination of Lund's hood shield/bug deflector lines and the acquisition of Ventshade, the Company significantly increased its offering in this category. The Company currently offers about ten styles of hood shields, ranging from the standard upright hood shield to the patented wrap-around shield.

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

EXTERNAL VISORS. Lund entered the light truck accessory market by introducing the Lund SunVisor(R) in 1977. The Company currently offers four styles of external visors. The Company manufactures its visor line from fiberglass or ABS plastic material and include lighted and non-lighted styles.

TONNEAU COVERS. The Company entered the tonneau cover market in 1994 with the acquisition of certain assets of Innovative Accessories, Inc. It currently markets four styles of tonneau covers, each designed to cover the bed of a pickup truck. Three of the Company's tonneau cover lines are manufactured from vinyl and one is manufactured from fiberglass.

ALUMINUM STORAGE BOXES. Deflecta-Shield entered the aluminum storage box market when it acquired Delta III, Inc. in 1994. The Company currently markets five lines of aluminum storage boxes, each of which is available in various box sizes and configurations to fit primarily pickup truck beds.

TUBULAR PRODUCTS. The Smittybilt acquisition completed in January 1999 added a tubular products line to the Company's Light Truck product offering. The Company markets three styles of tubular products. The product offering includes grill and brush guards, tail light guards, "Sure-Step(TM)" side bars, as well as other complimentary accessories for light trucks and SUV's.

OTHER APPEARANCE ACCESSORIES. The Company, through its subsidiaries, also manufactures and markets a variety of other appearance accessories, including cab extenders, styling covers for taillights and headlights, tailgate protectors, fender extensions, custom grille inserts, rear window air or sun deflectors, door sill protectors, side window covers, wiper cowls, rear valances, cargo trays, floor mats, pickup bed rail protectors, side rails, mud flaps, splash guards and tie downs.

Heavy Truck Accessories

The Company's heavy truck accessories are developed, manufactured and marketed at its Belmor facility in Chicago, Illinois. The heavy truck market consists of over-the-road trucks in the Class 8 weight category (trucks with a gross vehicle weight over 33,000 pounds). Management believes Belmor is the largest supplier of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks in the United States. Each of these product lines is (i) designed and developed in cooperation with major heavy truck manufacturers; (ii) built to individual model year specifications; and (iii) with few exceptions, the exclusive original equipment manufacturer ("OEM") approved accessory sold to the OEMs in that product category. These products are sold for substantially all makes and models of U.S.-made heavy trucks. Function is emphasized to a great degree in the manufacturing of Belmor heavy truck products.

HEAVY TRUCK BUG DEFLECTORS. The Company manufactures six styles of bug deflectors for the heavy truck market. Each product line is manufactured from either Lexan(R) or ABS plastic. Products include the Aeroshield(R) traditional flat deflector and the Aeroshield-Plus(R), an aerodynamically designed shield.

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

INTERIOR TRIM PARTS. Belmor also manufactures and sells interior panels and trim items to certain manufacturers of heavy trucks and replacement trim kits for certain models to heavy truck dealers. Interior trim products sold to heavy truck manufacturers include door panels, roof panels, side panels, sleeping curtains, door pockets, dash boards, headliners, carpets and floor mats.

Suspension Products

The 1994 acquisition of Trailmaster Products, Inc. ("Trailmaster") by Deflecta-Shield resulted in the addition of a full line of suspension products for lifting or lowering vehicles. Trailmaster is best known for its Matched Systems Technology approach, under which each Streetmaster(TM) brand lift kit is engineered to include all the system's components. In 1996, Trailmaster introduced the SSV(TM) self-adjusting shock absorber that provides "on-the-fly" ride adjustability.

MARKETING AND SALES

Light Truck and Automobile Accessories

The Company sells its Light Truck and Automobile Accessories under the trade names Lund(R), Deflecta-Shield(R), Autotron(TM) Products, Auto Ventshade(R) and Smittybilt(R). The Company sells light truck and automotive accessories through its Light Truck Accessory Division ("LTAD") and its subsidiary, Auto Ventshade ("AVS").

The LTAD's products are sold through a national distribution system that utilizes in-house sales staff and independent manufacturer's representatives. The LTAD currently has five factory employed regional sales managers who oversee 13 independent manufacturer's representative organizations employing approximately 90 sales representatives. The Company's staff and independent manufacturer's representatives sell the LTAD's products to warehouse distributors, dealer expeditors, automotive specialty chain stores, converters, catalog companies and OEMs.

While the light truck accessory market is highly fragmented, the Company believes there is a trend among distributors and retailers to prefer suppliers who provide well-recognized brand names, strong customer service and a broad product line that accommodates "one-stop shopping".

Currently, the majority of the LTAD's sales are generated from products sold in the United States and Canada. The LTAD delivers a majority of its products to warehouse distributors, retailers and OEMs by truck from its manufacturing and warehouse facilities in Corona, California; Lawrenceville, Georgia; Anoka, Minnesota; Howe, Indiana; and Longmont, Colorado, as well as from independent warehouses in Toronto, Ontario.

In the light truck accessory market, warehouse distributors and performance warehouse distributors have traditionally been the primary channel of distribution for aftermarket accessories. Warehouse distributors often stock a broad line of aftermarket products in multiple warehouse locations and sell to independent auto parts stores, auto repair stores and service stations. Performance warehouse distributors specialize in aftermarket products designed to improve the performance of the vehicle and sell to similar retailers and installers.

Additionally, the LTAD sells its products to a variety of other customers, including: (i) dealer expeditors, who provide aftermarket accessories and installation services to automotive dealers; (ii) automotive specialty chain stores, which are larger multi-location retail auto parts stores that frequently purchase aftermarket product on a direct basis from manufacturers; (iii) catalog companies, which purchase accessories directly from manufacturers and sell through catalogs distributed to a variety of customers, including consumers and automotive dealers; and (iv) automobile and light truck OEMs, including customers such as Ford, Chrysler, General Motors and Toyota, which purchase aftermarket accessories directly from manufacturers and sell these products through their parts distribution divisions to their automotive and light truck dealer networks.

Consumers purchase light truck accessories through a variety of distribution channels. The majority of the LTAD's products are purchased by consumers at retail auto parts stores. These stores may be independent or part of an automotive parts store chain. In most retail stores, the consumer has a choice of one or two manufacturers' product lines in the categories in which the Company competes. Some retailers offer installation services for accessories, other retailers refer consumers to body shops or garages for installation or the consumer may install the products personally. Consumers also purchase light truck accessories through mail-order catalogs, at automotive dealers' parts departments or at automotive dealers as an add-on accessory installed at the time of a new vehicle purchase.

The Company believes an increasing percentage of light truck accessories sales are being made by automotive parts stores and that the Company needs to intensify marketing efforts for the LTAD's products to such chains. The Company intends to continue to focus marketing efforts in the LTAD to the automotive chains, while maintaining its traditional strong relationships with warehouse distributors.

The LTAD's sales and marketing programs are focused on educating its customers about its broad product offerings, expanding distribution for its product offerings, developing new profitable products and building brand name loyalty. In 1999, the Company went on line with its new website:
www.lundinternational.com.

The LTAD's in-house marketing department is located at the Anoka, Minnesota facility and manages all light truck aftermarket accessory marketing programs and policies. The LTAD Marketing Department's responsibilities include: (1) managing and supporting the factory and manufacturers' sales managers and representatives; (2) creating and implementing marketing and promotional campaigns; (3) developing and implementing sales programs and promotions; (4) designing and creating product catalogs, price lists and other marketing materials; (5) managing trade shows and other marketing materials; (6) designing and coordinating retail packaging materials; and (7) providing market research and input on the design and development of new product programs.

A variety of marketing tools are utilized to increase trade and consumer awareness of the LTAD's products and brands. The LTAD designs and develops catalogs, price and application guides and other product literature and materials which it distributes directly to its independent manufacturer's representatives for use in promoting its products to trade customers. In addition, point-of-purchase displays are developed and provided to retailers of the division's products. The displays feature miniature versions of various products and highlight product features and benefits. Consumer and trade advertising campaigns are also conducted in light truck trade and enthusiast magazines such as FOUR WHEELER, 4-WHEEL AND OFFROAD and SPORT TRUCK. Cooperative advertising programs are offered to retailers which feature accessory products in their advertising.

Auto Ventshade

AVS division products are sold to the automotive accessory aftermarket in a manner similar to the LTAD's. The Company believes trends in the industry have been and should continue to be, favorable for the sale of AVS produced products. In addition, approximately 80% of the AVS division's products are currently sold for applications for light trucks, including SUV's, the fastest growing segment of the automotive industry.

AVS has a broad distribution system for its products in the automotive aftermarket and currently sells its products through all major distribution channels for light truck and car accessories including mass merchants, auto parts retailers (national and independent), three-step warehouse distributors, mail order catalogs and custom installers. Due to its long history as a supplier, AVS products are widely known throughout the aftermarket and the products are sold to the growing mass merchants and national automotive parts chains as well as the more traditional specialty automotive retailers.

AVS manages its sales effort through a sales organization consisting of six factory sales managers, who manage a national network of approximately 150 independent manufacturer's sales representatives. The Company believes the AVS division's focus on aggressive management of accounts and constant interaction with its independent sales representatives have established AVS's reputation as an industry leader in customer service. In addition to ordering directly though a customer service representative, customers can order through EDI.

AVS markets and promotes its products through several programs targeted at motor sports and outdoor enthusiasts. AVS advertises aggressively to build awareness of the AVS brand and AVS products. The AVS division's marketing programs consist of consumer media programs including print and television advertising, as well as sponsorship of the NASCAR(R) Craftsman Truck Racing Series. AVS also advertises in popular trade and consumer magazines, including FOUR WHEELER, TRUCKIN, SPORT TRUCK and 4-WHEEL AND OFF ROAD. Cooperative advertising programs are also offered to retailers which feature accessory products in their advertising.

Heavy Truck Division

The Company's Heavy Truck Division (the "HTD"), sells its Belmor products primarily in the U.S. and Canada to (i) approximately 2,800 heavy truck dealers on direct ship programs; (ii) OEM heavy truck manufacturers; and (iii) heavy truck OEM parts distribution centers. The HTD's customers include every major heavy truck manufacturer in the United States, including Freightliner, Navistar, Paccar (including both Kenworth and Peterbilt), Volvo, Sterling, Mack, Marmon and Western Star.

Participation in direct ship programs allows telephone sales representatives to speak directly to heavy truck dealers on a frequent basis. Heavy truck dealers order accessories directly from the Belmor facility and the products are shipped directly to the dealers. Invoices for the orders are sent to the heavy truck OEMs parts divisions, which pay for their dealers' orders and bill the dealers separately. The HTD ships its accessory products directly to heavy truck dealers who in turn include the products in new truck accessory packages and sell the products as replacement parts. An outbound telemarketing program and inbound customer service staff located in the Belmor Chicago, Illinois facility provide service to the heavy truck dealer customer base.

The HTD division also sells and ships its heavy truck products directly to heavy truck OEMs, which install these products on or include them with new trucks.

Products are sold to heavy truck OEM parts distribution centers which stock accessories and supply the OEM's dealers. A manufacturer's representative is engaged in connection with sales to certain of the HTD's accounts.

Suspension Division

Trailmaster, the Company's Suspension Division (the "SD"), promotes and sells Trailmaster products principally in the U.S. and Canada and utilizes distribution similar to the LTAD.

MANUFACTURING PROCESS

The LTAD manufacturing centers, or product supply facilities, are located in Anoka, Minnesota; Longmont, Colorado; Howe, Indiana; and Corona, California. These facilities manufacture, warehouse and distribute LTAD products for the LTAD's trade channels.

The Company's LTAD products are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic, polycarbonate, aluminum and tubular steel. Product lines representing a majority of Lund's sales are manufactured from laminated fiberglass and polyester resin, making these the predominant raw materials currently used by the LTAD. It is also one of the largest purchasers of General Electric Plastics Lexan(R) polycarbonate sheet plastic in the United States and uses the Lexan brand name in its advertising and packaging. The raw materials used by the LTAD are available from a number of suppliers, except for Lexan, which is only available from General Electric Plastics. Management believes that in the event of a shortage or significant delay in the delivery of any raw materials used in its manufacturing processes, alternative vendors could be found to supply such materials or alternative materials (including alternatives for Lexan plastic) and that the shortage or delay would not be expected to have a significant impact on the Company's financial condition or results of operations.

Fiberglass products are manufactured largely by hand using production molds to form a 1/8" fiberglass laminate into product shapes. The edges are then machine trimmed and hand sanded for a smooth finish.

Plastic products are manufactured from plastic sheets utilizing drape-forming, vacuum-forming and injection molding processes. In the drape-forming process, a plastic sheet is cut into custom flat shapes, known as blanks. These blanks are heated in a computerized conveyor oven and formed into products by draping the heated blanks over molds. In the vacuum-forming process, a plastic sheet is heated and formed over a mold using vacuum pressure in a thermo-forming machine. In the injection molding process, plastic resin is heated to a forming temperature and then injected into a temperature-controlled mold under pressure, forming the desired part.

Tonneau covers are manufactured from a reinforced vinyl material and aluminum extrusion. The material is cut and sewn to fit each application and the aluminum is cut to size to match.

The Anoka, Minnesota product supply facility houses fiberglass manufacturing capabilities. In addition, research, design, product testing, assembly, warehousing and distribution for product manufactured at this and other facilities occurs at Anoka. The Anoka supply facility produces fiberglass running boards, visors and cab extenders in addition to other light truck accessories. During the fourth quarter in 1999, the plastic manufacturing operations at Anoka were transferred to the Company's Auto Ventshade facility in Lawrenceville, Georgia.

To supplement its internal manufacturing at its Anoka, Minnesota facility, the Company relies on independent contract manufacturers. The Company qualifies each manufacturer and works closely with it to assure the timely delivery of products meeting Company specifications. The Company generally retains ownership of the tooling used to produce a product line, with the understanding that it will remove the tooling from the manufacturer's plant at the termination of the manufacturing relationship.

The Longmont, Colorado product supply facility is the primary facility for the manufacture of hood shields. The facility also houses research, product design, product testing and distribution. Longmont is a thermo-former of Lexan, modified acrylic and acrylics employing state-of-the-market Computer Numerically Controlled ("CNC") fabrication and oven processes to provide high-quality products. The facility manufactures all of its own molds. This product supply facility has been awarded the quality standard ISO 9000 and QS9000 certification and holds Ford Q1 certification from Ford and a Gold Pentastar award from Chrysler.

The Howe, Indiana facility manufactures aluminum tool storage boxes, aluminum running boards and extruded accessory products. The facility employs state-of-the-market CNC manufacturing technology and precision, process controlled welding capabilities. Howe has full product design and testing capabilities on site and routinely brings out new ideas for all channels of distribution.

The Corona, California facility manufactures powder painted, chrome plated and polished stainless steel products. Both flat sheet and tubular steel is purchased and flame cut, pierced, bent formed and welded into final product using state-of-the-art Whitney CNC Plasma/Punch technology. The Corona facility has in-house engineering, design and product development capabilities.

AVS's manufacturing process, which involves thermo-forming, drape-forming and injection molding of plastics, also includes the regrinding of all scrap plastics for reuse in the production process. This internal recycling process has resulted in significant cost savings and an environmentally friendly product. AVS earned quality standard QS-9000/ISO 9001 certification, thereby making AVS one of the few competitors to earn this certification.

CUSTOMER SERVICE

The Company maintains separate customer service departments for each of its divisions.

The LTAD has four customer service departments. An inbound-outbound customer service department located in the Anoka, Minnesota facility services the light truck accessory customers. This customer service department manages inbound orders and order processing for both customers and consumers of Lund(R) and Deflecta-Shield(R) brand accessory products. Light truck accessory customers who purchase Deflecta-Shield Aluminum products are serviced by an inbound-outbound customer service department located in the Howe, Indiana facility. LTAD customers who purchase Smittybilt products are serviced by an inbound-outbound customer service department located in the Corona, California facility. A customer service department is located at the Longmont, Colorado facility, which services the OEM's which purchase products primarily produced at that facility.

The Heavy Duty Truck and Suspension Divisions as well as AVS maintain separate inbound-outbound customer service and telemarketing departments in their facilities located in Chicago, Illinois; Coldwater, Michigan; and Lawrenceville, Georgia.

PRODUCT DEVELOPMENT

Enhancement of its existing products and the development of new products are essential for the Company's long-term growth and success in the light truck, heavy truck and suspension product markets. New product ideas are generated by senior management, the marketing and product development staffs, manufacturer's representatives and through suggestions from customers and outside consultants.

Development of new products is managed by a team of engineers located at each division. The product development team is responsible for designing, engineering and developing new products, including assessing feasibility, manufacturing cost parameters and lead times.

Moldmakers are employed at the manufacturing facilities in Anoka, Minnesota; Longmont, Colorado; and Lawrenceville, Georgia. The moldmaking staff is responsible for the manufacture, repair and maintenance of the tooling used in the manufacture of the thermo-formed, vacuum-formed, injection molded and fiberglass products. The Company believes that the size and capabilities of its moldmaking staff contribute significantly to the ability to quickly bring new product ideas to market. The length of the new product development cycle for the Company's products (from concept to initial production) varies, but is typically between nine and 18 months. Product applications for new vehicles are introduced as they are released from the OEMs.

The Company has invested in state-of-the-market computer aided design equipment in order to reduce development time across all product categories.

RETURNS AND WARRANTY CLAIMS

The Company has a return to stock policy which generally limits returns to three percent of prior year's sales. For returns above this percentage, customers are typically required to pay a restocking fee or place significant offsetting orders. The Company has product warranty programs which vary according to product lines and divisions. In 1999, 1998 and 1997, the Company had return and warranty expenses of $3,529,452, $1,824,742 and $1,110,440, respectively, which represented 1.8%, 1.6% and 2.6% of net sales, respectively.

SEASONALITY AND BACKLOG

The Company's sales pattern is slightly seasonal, with approximately 53.2% of the sales for 1999 taking place during the second and third calendar quarters. The Company does not consider its backlog as of any given date as a meaningful measure of future business, because its customers generally require rapid shipment of orders.

COMPETITION

The Company believes the industry is highly competitive for products sold by all Company divisions and that competition is based on brand name recognition, quality, design, breadth of product line, price, service and packaging. Certain of the Company's competitors and potential competitors, including the manufacturers of light and heavy trucks, have greater financial or other resources than the Company. There are no significant technological or manufacturing barriers for entry into the Company's business. While the Company has many competitors for most of its products lines, it believes that in the U.S. it has one of the broadest offerings of appearance accessories in the light and heavy truck markets along with the strongest brand names and that it occupies a leading position in its major product categories.

INTELLECTUAL PROPERTY

The Company generally seeks to obtain patent protection, shape/design trademarks and brand trademarks for its products. The Company owns numerous domestic and foreign trademarks and trade names used in its business, including Lund(R), Deflecta-Shield(R), Trailmaster(R), Auto Ventshade(R) and Smittybilt(R). The Company also holds numerous patents which expire at various dates through 2017.

The Company believes that the reputation attached to such patents, trademarks and trade names as a whole is of material importance to the businesses in which they are used. The Company has aggressively enforced its patents and trademarks and intends to do so in the future. The Company believes that by aggressively enforcing its patents and trademarks, it deters other manufacturers from attempting to copy its products or to sell lesser quality products at lower prices.

GOVERNMENT AND ENVIRONMENTAL REGULATION

The Company, like all manufacturers of consumer products, is subject to federal, state and local regulations concerning consumer products and occupational safety and health. The Company believes that its operations currently comply in all material respects with these laws and regulations. In general, the Company has not experienced any difficulty complying with such regulations and compliance has not had a material effect on the Company's business.

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

EMPLOYEES

As of February 29, 2000, the Company employed 1,352 people, none of whom are represented by a labor union. The Company believes its employee relations are good and that its future success will depend in large part upon the continued service of its key production, sales, marketing and management personnel and its ability to identify and hire additional appropriately skilled, highly qualified technical, marketing and managerial personnel. The Company has not suffered a work stoppage or slowdown in the last ten years.

RELATIONSHIP WITH HARVEST PARTNERS, INC.

The Company is party to a Second Amended and Restated Governance Agreement (the "Amended Agreement") with LIH, LIH II and LIH III, affiliates of Harvest Partners (the "LIH Entities") and is party to a Services Agreement with Harvest Partners (the "Services Agreement").

The Amended Agreement provides that the LIH Entities will not and will not permit any of their Associates or Affiliates (as defined in the Amended Agreement) to beneficially own collectively more than 3,306,792 shares (the "Permitted Shares") of the Company's voting Common Stock until the expiration of the agreement in September 2000 or its earlier termination in accordance with its terms; provided, however, that this restriction will not apply in the event of a tender or exchange offer for 50% or more of the total outstanding voting securities of the Company that is initiated by a party other than the Company, the LIH Entities, any of their Affiliates or Associates, or any person acting in concert with the LIH Entities or any of their Affiliates or Associates. The number of Permitted Shares will be increased to include the number of shares of Common Stock into which the shares of Class B-1 Common Stock and Series B Preferred Stock are ultimately converted, if and when such shares of Class B-1 Common Stock and Series B Preferred Stock are converted. The Amended Agreement also provides that the Company can issue additional shares of its Common Stock directly to the LIH Entities or their Affiliates or Associates with the approval of a majority of the Company's Independent Directors. In addition, the Amended Agreement provides that, prior to its termination, the LIH Entities and each Affiliate or Associate thereof which acquires shares of the Company's Common Stock pursuant to the terms of the Amended Agreement, will not transfer beneficial ownership of such shares to any other Affiliate or Associate unless it becomes a signatory to the Amended Agreement.

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

The Amended Agreement terminates on September 9, 2000.

The Services Agreement provides that Harvest Partners will provide the Company with services from time to time as requested by the Company's Board of Directors. Such services shall include, but not be limited to, (i) generally assisting the Company with respect to financial and business matters as the Company's financial advisor; (ii) recommending and assisting the Company in implementing a general strategy in connection with the Company's accomplishing its business plan and anticipated growth; (iii) assisting the Company in its efforts to structure and negotiate acquisitions and dispositions of assets or business units; (iv) if necessary, locating equity partners and structuring the terms of any such equity investment; (v) communicating with the Company's lenders and stockholders, including assisting the Company in the coordination of its investor relations services; (vi) structuring and negotiating refinancings and other lending or borrowing transactions relating to the Company financial services as Harvest Partners and the Company shall deem necessary and appropriate. In addition, the Services Agreement provides that Harvest Partners will provide the Company with two designees with financial or management expertise to serve on the Company's Board of Directors. As full payment for all services provided by Harvest Partners under the Services Agreement, the Company has agreed to pay Harvest Partners a fee, subject to the Company achieving certain levels of quarterly earnings before interest, taxes, depreciation and amortization. (Refer to Note 6 in the Notes to the Consolidated Financial Statements).

The Services Agreement terminates on September 9, 2000.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The executive officers and key employees of the Company are as follows:

DENNIS W. VOLLMERSHAUSEN, 56, joined the Company in October 1998 as President and Chief Executive Officer. From August 1996 to June 1997, Mr. Vollmershausen was the Executive Vice President of Champion Road Machinery, Ltd., a manufacturer of construction equipment and from June 1997 to August 1998 was President and Chief Executive Officer. Since January 1990, Mr. Vollmershausen has also served as Chairman of London Machinery, Inc., a manufacturer of transit mixers.

JAMES P. CHICK, 44, joined the Company in March 1998, following the acquisition of Deflecta-Shield Corporation. In July 1999, he was appointed Vice President of Smittybilt, Inc. Mr. Chick was appointed President of Trailmaster Products, Inc., the Company's Suspension Division, in February 1996, a position he continues to hold. From July 1994 until February 1996, he was the Marketing Manager of Mr. Gasket Co., a performance automotive parts company.

JOHN A. DANIELS, 63, joined the Company in March 1998, following the acquisition of Deflecta-Shield Corporation, as the President of Belmor Autotron, the Heavy Truck Division of the Company. From June 1990 until January 1996, he was the Vice President and General Manager of Belmor Autotron, a subsidiary of Deflecta-Shield and in January 1996, he was named President.

CAROLE B. GROSSMAN, 49, joined the Company in 1990 as Corporate Counsel on a part-time basis and was named full-time Corporate Counsel in September 1999. Prior to her full-time appointment, Ms. Grossman also worked as an attorney for Grossman & Millard and in 1997 she was hired by Burk & Seaton, P.A. Both law firms exclusively represent corporations and other business entities for employment and labor law matters.

KENNETH L. HOLBROOK, 44, joined the Company in March 1998 as Vice President of Sales and in June 1999, was named President of the Light Truck Division. From February 1992 until February 1998, Mr. Holbrook was the Vice President of OEM and Aftermarket Sales for Bestop, Inc., a manufacturer of sport utility vehicle soft and hard top systems, associated accessories and seating systems.

EDMUND J. SCHWARTZ, 50, joined the Company in August 1999 as its Chief Financial Officer. Prior to joining the Company, Mr. Schwartz was with Electrolux Corporation, a manufacturer of floor care products from 1984 to 1999 and served as its Chief Financial Officer from 1990 to 1999.

STEPHEN S. TREICHEL, 55, joined the Company in October 1995 as Vice President of Information Systems. From 1993 to October 1995, Mr. Treichel was the President of Process Management International, a management consulting firm.

J. TIMOTHY YUNGERS, 43, joined the Company in September 1998 as Director of Human Resources and in March 1999 was named Vice President of Human Resources. From November 1995 to September 1998, Mr. Yungers was the Director of Human Resources for Century Circuits & Electronics, Inc., a manufacturer of flexible circuit boards. From 1988 to 1990, Mr. Yungers was the Assistant Controller for Anagram, International, Inc., a manufacturer of consumer products and industrial packaging and, from 1990 to 1995, he was the Manager of Human Resources.

Item 2.  PROPERTIES

The Company manufacturers its products in a mix of owned and leased facilities. The Company believes that the existing facilities have more than sufficient capacity to meet its needs and continually reviews the feasibility of consolidating facilities. In that regard, the Company has closed facilities in Oklahoma City, Oklahoma; Sturgis, Michigan; and Chicago, Illinois. The Company closed the Indianola, Iowa facility in 1999 and consolidated its operations in Minnesota. The following chart details the facilities of the Company:


------------------------------ ----------------- --------- ------- ------------------
                                                   SIZE    LEASED/
  PRINCIPAL USE OF FACILITY       LOCATION       (SQ. FT.)  OWNED    LEASE EXPIRES
------------------------------ ----------------- --------- ------- ------------------
Manufacturing, Corporate
Offices and Warehouse          Anoka, MN          331,000    Own   N/A
------------------------------ ----------------- --------- ------- ------------------
Distribution and Offices(1)    Indianola, IA      129,200    Own   N/A
------------------------------ ----------------- --------- ------- ------------------
Manufacturing and Distribution Longmont, CO        42,900   Lease  November 1, 2000
------------------------------ ----------------- --------- ------- ------------------
Manufacturing                  Longmont, CO         6,628   Lease  May 1, 2001
------------------------------ ----------------- --------- ------- ------------------
Manufacturing                  Longmont, CO        12,600   Lease  Monthly
------------------------------ ----------------- --------- ------- ------------------
Offices and Engineering        Longmont, CO         4,200   Lease  October 31, 2000
------------------------------ ----------------- --------- ------- ------------------
Manufacturing, Distribution
and Offices                    Chicago, IL         92,800    Own   N/A
------------------------------ ----------------- --------- ------- ------------------
Assembly, Distribution
and Offices (3)                Coldwater, MI       44,400   Lease  Monthly
------------------------------ ----------------- --------- ------- ------------------
Manufacturing, Distribution
and Offices                    Howe, IN            95,100    Own   N/A
------------------------------ ----------------- --------- ------- ------------------
Manufacturing, Distribution
and Offices                    Corona, CA         207,000   Lease  September 30, 2007
------------------------------ ----------------- --------- ------- ------------------
Manufacturing                  Corona, CA          10,151   Lease  September 30, 2000
------------------------------ ----------------- --------- ------- ------------------
Manufacturing, Distribution
and Offices                    Lawrenceville, GA  157,500   Lease  February, 2005
------------------------------ ----------------- --------- ------- ------------------
Office                         Logan, UT              359   Lease  Monthly
------------------------------ ----------------- --------- ------- ------------------
Warehouse (2)                  Lawrenceville, GA   44,000   Lease  March 31, 2000
------------------------------ ----------------- --------- ------- ------------------
Warehouse and Distribution     Lawrenceville, GA  100,800   Lease  November, 2002
------------------------------ ----------------- --------- ------- ------------------

(1)      The Company is in the process of selling this facility.
(2)      The Company does not intend to renew this lease.
(3) In the summer of 2000, the Company intends to relocate this operation to Corona, California and does not intend to renew this lease.

The Company anticipates no difficulty in retaining occupancy of any of its leased facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.

Item 3.  LEGAL PROCEEDINGS

The Company is currently involved in two legal proceedings in which it is a defendant.

SCOTT FORD V. FORD MOTOR COMPANY, ET AL. The Company's Trailmaster Products, Inc. subsidiary is one of several defendants in a drunk driving/roll over case initially filed on or about December 6, 1995 in the Court of Common Pleas of Allegheny County Pennsylvania. Plaintiff generally alleges the Trailmaster components installed on his Ford Ranger pick-up were defective and either caused or enhanced the serious personal injuries plaintiff sustained in a one-car roll over accident. Plaintiffs demand monetary compensation in excess of $1.0 million from all defendants. The Company believes it has valid defenses and in cooperation with its insurers is vigorously defending the claim.

WOODS V. NATIONWIDE MUTUAL INSURANCE CO. ET AL. The Company's Trailmaster Products, Inc. subsidiary is one of several defendants in a wrongful death action filed on or about June 4, 1999 in the Circuit Court of Kanawha County, West Virginia. The case arises from a tragic highway collision between a Ford pickup, decedent's General Motors sedan and a tractor-trailer rig alleged to have been driven by an employee of Kroger's grocery chain. Plaintiff alleges that the Ford pickup was illegally modified by use of Trailmaster parts or parts supplied by other aftermarket manufacturers. Plaintiff generally alleges that the aftermarket parts were defective and that such parts caused the Ford pickup to cause or enhance plaintiff's injuries during the subject accident. Plaintiff further alleges that the Ford pickup was "overly aggressive" and that decedent's General Motors sedan was uncrashworthy.

Plaintiff demands compensatory damages and punitive damages against all defendants in an unspecified amount. The Company believes it has valid defenses to these claims, including plaintiff's failure to properly identify the aftermarket parts allegedly installed on the Ford pickup. In cooperation with its insurers the Company is vigorously defending the claim.

The Company is also subject to additional litigation in the ordinary course of its business, but the Company believes that none of such matters are likely to have a material impact on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common stock is traded on the national-over-the-counter market and quoted on the Nasdaq Market's National Market(R) ("NASDAQ/NM") under the symbol LUND. The following table sets forth, for the periods indicated, the range of closing prices per share for the Company as reported on the NASDAQ/NM.

                                Years ended December 31,
                  ------------------------------------------------------
                       1999               1998                1997
                  Closing Prices     Closing Prices      Closing Prices
                  High      Low      High       Low      High       Low
                  ----      ---      ----       ---      ----       ---

First Quarter    $8.500   $6.000   $14.000   $11.625   $13.500   $11.250
Second Quarter    6.875    5.000    13.875    11.250    12.875     9.750
Third Quarter     6.750    5.750    11.625     6.375    14.156    10.000
Fourth Quarter    6.750    5.438     8.500     4.750    14.000    11.500

As of March 10, 2000, there were 175 stockholders of record. The Company estimates that an additional 1,300 stockholders own stock held for their account at brokerage firms and financial institutions.

On March 21, 2000, the Company received notification from The Nasdaq Stock Market that its stock had failed to maintain a minimum bid price of $5.00 per share over the past thirty consecutive days, thereby placing the Company in non-compliance with Nasdaq's Maintenance Standard 2. If at any time before

June 19, 2000, the Company's Common Stock bid price reaches $5.00 for ten consecutive trading days the Company will regain compliance with Maintenance Standard 2. If the Company is unable to demonstrate compliance with Maintenance Standard 2 on or before June 19, 2000, it will not qualify for continued listing on the Nasdaq National Market and will submit an application to Nasdaq requesting transfer to The Nasdaq SmallCap Market.

Holdings has never paid cash dividends on its Common Stock. Payment of dividends is within the discretion of the Company's Board of Directors.

Item 6.  SELECTED FINANCIAL DATA

                                   Years ended
                                   December 31,             Six months ended                 Years ended June 30,
                              ----------------------           December 31          --------------------------------------
                              1999              1998              1997              1997             1996             1995
                              ----              ----              ----              ----             ----             ----

Net sales                $ 194,368,967     $ 112,593,558     $  19,523,308     $  43,304,927    $  46,423,208    $  47,383,663
Income (loss) before
  income taxes              (4,558,345)       (5,685,479)         (484,513)        3,129,520        7,054,916       10,656,750
Income tax
  (benefit) expense           (726,000)       (1,615,323)         (120,928)          933,786        2,432,754        3,676,579
Net income (loss)           (3,832,345)       (4,070,156)         (363,585)        2,195,734        4,622,162        6,980,171
Basic and diluted net
  income (loss) per
  share                           (.46)             (.64)             (.08)              .50             1.05             1.58
Total assets               226,669,361       221,356,704       144,027,462        41,444,706       40,319,605       36,706,198
Long-term liabilities      101,704,808       107,002,546        56,506,169         4,395,178        4,942,225        5,030,000
Total stockholders'
  equity                    88,323,069        85,887,035        62,513,640        32,852,922       30,507,269       25,504,025

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 For the Years Ended December 31, 1999 and 1998,
                     Six-Months Ended December 31, 1997 and
                        For the Year Ended June 30, 1997
                (dollars in thousands, except per share amounts)

GENERAL OVERVIEW

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation ("Deflecta-Shield"), Smittybilt, Inc. and Auto Ventshade Company ("AVS") designs, manufactures, markets and distributes appearance automotive aftermarket accessories for light trucks, sport utility vehicles and vans (collectively, "light trucks") and heavy trucks, and designs, markets and distributes suspension systems.

On January 28, 1999, the Company purchased all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt") for the purchase price of $16,887,127, including direct transaction costs of $ 989,000 and the assumption of $1,950,000 in debt. With 1999 sales of over $17,000,000, Smittybilt is a leading manufacturer of tubular accessory products, including tubular steps, brush guards, bumpers and nerf bars for light trucks and SUV's.

In September 1997, the Company's Board of Directors approved a change in its year end from June 30, to December 31, with a six-month transition period ending on December 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net revenue of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                PERCENTAGE OF NET SALES
                                                -----------------------

                                         Years ended      Six months
                                         December 31,       ended     Year ended
                                       --------------    December 31,  June 30,
                                       1999       1998       1997       1997
                                       ----       ----       ----       ----

Net sales                              100.0%     100.0%     100.0%     100.0%
Gross profit                            27.6       27.3       33.7       34.1
General and administrative expenses      8.3       10.4       10.7        9.8
Selling and marketing expenses          10.5       12.2       15.9       14.6
Research and development expenses        1.8        2.6        3.7        3.0
Non-recurring transaction expenses        --         --        6.0         --
Amortization of intangibles              2.7        2.2         .3         .3
                                       -----      -----      -----      -----
(Loss) income from operations            4.3        (.1)      (2.9)       6.4
Other (expense) income, net             (6.7)      (4.9)        .4         .8
Income tax (benefit) expense             (.4)      (1.4)       (.6)       2.1
                                       -----      -----      -----      -----
Net (loss) income                       (2.0)%     (3.6)%     (1.9)%      5.1%
                                       =====      =====      =====      =====

The following table sets forth the consolidated statements of operations for the year ended December 31, 1999, compared to the pro forma consolidated statements of operations for the year ended December 31, 1998. The 1998 pro forma information gives effect to the Company's acquisitions of Auto Ventshade and Smittybilt, Inc. as if they occurred on January 1, 1998 and February 1, 1998, respectively and excludes Fibernetics which was disposed of on February 1, 1999. The pro forma information is for comparison purposes and is not necessarily indicative of the results of operations that would have actually been achieved.

                                                                    Years Ended
                                        ---------------------------------------------------------------------
                                                              Pro Forma (in thousands)
                                         December 31, 1999        December 31, 1998        December 31, 1998
                                        -------------------      -------------------      -------------------
Net sales                              $ 194,369     100.0%     $ 177,946     100.0%     $ 112,594     100.0%
Gross profit                              53,691      27.6         52,431      29.5         30,769      27.3
General and administrative expenses       16,162       8.3         15,801       8.9         11,800      10.4
Selling and marketing expenses            20,340      10.5         19,796      11.1         13,736      12.2
Research and development expenses          3,444       1.8          3,220       1.8          2,970       2.6
Amortization of intangibles                5,303       2.7          5,317       3.0          2,424       2.2
                                       ---------      ----      ---------      ----      ---------      ----
(Loss) income from operations              8,442       4.3          8,297       4.7           (161)      (.1)
Other (expense) income, net              (13,000)     (6.7)       (12,730)     (7.2)        (5,524)     (4.9)
Income tax (benefit) expense                (726)      (.4)        (1,259)      (.7)        (1,615)     (1.4)
                                       ---------      ----      ---------      ----      ---------      ----
Net (loss) income                      $  (3,832)     (2.0)%    $  (3,175)     (1.8)%    $  (4,070)     (3.6)%
                                       =========     =====      =========     =====      =========     =====

NET SALES: Net sales for the year ended December 31, 1999 were $194,369, an increase of $81,775 over net sales for 1998, an increase of $174,846 over net sales for the six-months ended December 31, 1997 and an increase of $151,064 over net sales for the year ended June 30, 1997. The increased net sales reflect the inclusion of Auto Ventshade and Smittybilt's operations in 1999 as well as comparing a twelve month period to the six month period ended December 31, 1997. Compared to 1998 pro forma, net sales for the year ended December 31, 1999 increased $16,423, or 9.2%. In 1999, net sales of Auto Ventshade, heavy truck and suspension products exceeded 1998 pro forma by $10,522 (18.9%), $2,018 (12.0%) and $2,485 (23.2%), respectively. Net sales of light truck exceeded 1998 pro forma by $1,127 (1.2%). Within light truck, tubular and aluminum products net sales grew 11.7% and 9.8% respectively, while net sales of fiberglass running boards, external visors and certain other plastic hood shield products declined 7.5%. The plastic and fiberglass products are marketed mainly through the warehouse distributor market channel, which is realizing more competition from mass merchandisers, retail chains and OEMs. In addition, fiberglass running boards are facing more competition from interchangeable metal tubular products.

COST OF GOODS SOLD AND GROSS PROFIT: Gross profit for the year ended December 31, 1999 was 27.6%, compared to 29.5% in pro forma 1998 and 27.3% in actual 1998. The gross profit margins for the six months ended December 31, 1997 and year end June 30, 1997 were 33.7% and 34.1%, respectively. The decline in gross profit in both 1998 and 1999 compared to the 1997 periods was attributable to product promotions for aftermarket plastic and fiberglass products, increased reserves established for the collectability of doubtful accounts, product returns and obsolete inventories resulting from rationalizing product lines between Lund and Deflecta-Shield, added overhead costs of new facilities in Illinois and Indiana, shift in sales mix to lower margin products, unanticipated costs associated with the consolidation of an Iowa warehouse into Anoka, Minnesota and reduced fixed overhead absorption due to lower production levels in aftermarket plastic and fiberglass products.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $16,162, or 8.3% of net sales, for the year ended December 31, 1999, compared to $11,800, or 10.4% of net sales, for the year ended December 31, 1998. On a pro forma basis for the year ended December 31, 1998, general and administrative expenses were $15,801 or 8.9% of net sales. When compared to pro forma 1998, general and administrative expense increased by $361, due to increased spending on Y2K compliance matters and non-recurring personnel severance costs. When compared to the period ended June 30, 1997 general and administrative expenses were 9.8% of net sales compared to 8.3% and 10.4% in the years ended December 31, 1999 and 1998, respectively.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $20,340, or 10.5% of net sales, for the year ended December 31, 1999 compared to $13,736, or 12.2% of net sales, for the year ended December 31, 1998. Selling and marketing expenses were $19,796 or 11.1% of net sales for pro forma 1998. When compared to pro forma 1998, selling and marketing expenses increased by $544, which was primarily the result of increased selling costs related to increased sales volume of $16,423. Selling and marketing expenses were 15.9% and 14.6% of net sales, for the six months ended December 31, 1997 and the year ended June 30, 1997, respectively.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $3,444, or 1.8% of net sales, for the year ended December 31, 1999, compared to $2,970, or 2.6% of net sales, for the year ended December 31, 1998. On a pro forma basis, research and development expenses were $3,220 or 1.8% of net sales in 1998 and 3.7% of net sales for the six months ended June 30, 1997. When compared to pro forma 1998, research and development expenses increased by $224. For the year ended June 30, 1997, research and development expense was 3.0% of net sales.

AMORTIZATION OF INTANGIBLES: Amortization expense was $5,303 for the year ended December 31, 1999, compared to $2,424, $61 and $122 for the year ended December 31, 1998, the six months ended December 31, 1997 and the year ended June 30, 1997. The increase in amortization in 1999 reflects intangibles amortization associated with the acquisitions of Smittybilt, Auto Ventshade and Deflecta-Shield.

NON-RECURRING TRANSACTION EXPENSES: On September 19, 1997, Harvest Partners purchased 38% of the Company's outstanding shares of Common Stock from the former Chairman of the Board and his family. In connection with the transaction, the Company recorded a pre-tax non-recurring charge of $1,174. This charge included $600 paid to the former Chairman of the Board, Allan Lund, for a covenant not to compete and severance and $574 for investment banking, legal, accounting and other related expenses.

OTHER (EXPENSE) INCOME, NET: Other (expense) income, net, was $13,000 of expense, primarily interest expense, for the year ended December 31, 1999, compared to $5,524 of expense in 1998 and $12,730 to pro forma 1998. This $13,000 compares to $84 and $364 for the six months ended December 31, 1997 and the year ended June 30, 1997. This significant increase in interest expense is the direct result of incurring substantial long-term debt to finance acquisitions.

INCOME TAX EXPENSE (BENEFIT): The Company recorded a tax benefit of $726 for the year ended December 31, 1999, or a tax benefit of 15.9% compared to a tax benefit of 28.4% in the year ended December 31, 1998. For the six-months ended December 31, 1997, the tax benefit was 25.0% and for the year ended June 30, 1997, the Company recorded an effective tax rate of 29.8%. The effective tax benefit for the years ended December 31, 1999 and 1998 and the six-months ended December 31, 1997 was less than the statutory effective tax benefit due to the non-deductibility for tax purposes of acquisition-related goodwill in 1999 and 1998 and the non-deductibility for tax purposes in 1997 of certain of the costs incurred related to the non-recurring transaction described previously.

NET INCOME/LOSS PER SHARE: The Company's net loss for the twelve months ended December 31, 1999 was $3,832, or $.46 per share, compared to a net loss of $4,070 or $.64 per share for the year ended December 31, 1998, a net loss per share of $.08 for the six-months ended December 31, 1997 and net income per share of $.50 for the year ended June 30, 1997.

OUTLOOK

During 1999, the Company began to integrate its newest acquisitions, Auto Ventshade (December 1998) and Smittybilt (January 1999) into its operations while continuing to absorb and reposition its Deflecta-Shield acquisition made in 1997. Although the integration process was more costly and lengthy than anticipated, these acquisitions brought to the Company significant new product lines, outstanding customer service levels, operational strengths to address new production methods, enhanced design and engineering capabilities and new market channels. Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating more and more in the distribution of automotive appearance accessories.

The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers and OEM channels. This shift has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to the plastic product lines. The Company had a strong presence with the majority of the warehouse distributors. The Deflecta-Shield acquisition brought an increased OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors and aluminum products. AVS strengthened the light truck markets with its key product lines such as bugflectors, ventshades and ventvisors. In addition, Auto Ventshade contributed an increased presence in the mass merchandiser and retail specialty markets. Smittybilt introduced a tubular product line that has given the Company entry into a new market primarily within its existing customer base.

The automotive accessory market is currently going through significant consolidation in both the manufacturing and distribution areas. The Company experienced continued evidence of this consolidation in 1999 as large warehouse distributors purchased smaller competitors. The Company expects to take advantage of this consolidation with both new product development and acquisitions to become the market leader in all product categories in which it competes. The long-term goal of the Company is to become the low cost producer by increasing product line sales volume and customer service levels through acquisition, product line rationalization and facility consolidation to improve capacity utilization. This effort will be enhanced by improved plant efficiencies, consolidation of purchasing and quality improvements through improved engineering and QS9000 initiatives.

However, during 1999, the Company continued to experience delays in maximizing the synergistic benefits it hoped to obtain from the Deflecta-Shield acquisition by consolidating and internalizing operations. Notwithstanding these delays, the consolidation of Deflecta-Shield's operations led to (i) the closure of the tonneau cover cut and sew operation in Oklahoma, with production transferred to the heavy truck division, (ii) the merging of the sales and marketing functions,
(iii) the integration of information systems into a single platform, (iv) the consolidation in the summer of 1999 of Deflecta-Shield's Iowa warehouse into Minnesota and (v) the divestiture of an unprofitable custom fiberglass operation in January 1999.

The Auto Ventshade acquisition which occurred in December 1998 proved to be an important addition to the Company. Auto Ventshade recorded record sales and profits in 1999 and continues to be recognized as a benchmark in its industry for quality products and customer service. Auto Ventshade was recognized for its performance and received several awards at the Specialty Equipment Market Association ("SEMA") national trade show in November 1999, which is the largest aftermarket accessories gathering in North America.

While the acquisition of Smittybilt continues to strengthen the Company's light truck product categories with its key product lines of stainless, chromed and painted steel tubular light truck accessories, the Company experienced various problems with the integration of this business in 1999. These problems resulted in the write-off of excess inventories that materially impacted its profitability. It is expected that the Smittybilt business will be fully integrated into the corporate information systems database by May 2000. This integration will offer significant benefits in the accuracy and control of its inventory in 2000.

The Company remains committed to growth through acquisitions and will continue to review potential candidates that it perceives will strengthen both the Company's competitive position and earnings capability, which will ultimately increase shareholder value.

EFFECTS OF INFLATION: Although increases in costs of certain materials and labor could adversely affect operations, the Company generally has been able to increase its selling prices to offset increased costs. Price competition, however, particularly in the plastic and fiberglass product lines, could affect the ability of the Company to increase its selling prices to reflect such increased costs. In general, management believes that the relatively moderate inflation over the last few years did not have a significant impact on the Company's net sales, but that increasing raw material prices and labor costs had an impact on gross profit. However, since the Company is a heavy user of petroleum based raw materials in its production processes, it is difficult to project the impact cost increases for these products might have on overall profitability.

FINANCIAL CONDITION

The Company's consolidated balance sheet at December 31, 1999, reflects the acquisition of 100% of the capital stock of Smittybilt. The Company's consolidated balance sheet at December 31, 1998 reflects the Company's acquisition of 100% of the outstanding Common Stock of Ventshade.

                                                           December 31,
                                                    -------------------------
                                                    1999                 1998
                                                    ----                 ----
Cash and marketable securities
   (including restricted cash)                  $    3,834          $    1,191
Total current assets                                67,088              63,203
Total assets                                       226,669             221,357
Total current liabilities                           36,641              28,467
Total long-term debt
   (excluding current maturities)                   95,118              99,796
Working capital                                     30,447              34,736
Current ratio                                     1.8 to 1            2.2 to 1
Stockholders' equity                                88,323              85,887
Stockholders' equity to total liabilities          .6 to 1             .6 to 1

LIQUIDITY: Net cash provided by operating activities was $16,207 for the year ended December 31, 1999. Net cash used by operating activities was $7,122 for the year ended December 31, 1998 and net cash provided by operating activities was $363 and $4,528 for the six-month period ended December 31, 1997 and for the year ended June 30, 1997, respectively. The significant use of cash from operating activities in 1998 was principally due to payment of liabilities assumed in the Deflecta-Shield acquisition.

Net cash used in investing activities during the year ended December 31, 1999 was $20,773, reflecting the acquisition of Smittybilt and the purchases of planned capital, offset by proceeds received from the sale of Fibernetics and certain equipment. Net cash used in investing activities during the year ended December 31, 1998 was $75,933, reflecting the acquisition of Ventshade, the remaining costs related to the acquisition of Deflecta-Shield and the construction of a new 104,000 square foot warehouse addition in Minnesota. Net cash used in investing activities during the six months ended December 31, 1997 was $63,945, reflecting the impact of the acquisition of Deflecta-Shield. Net cash used in investing activities for the year ended June 30, 1997 of $5,378 primarily reflected the net purchase of marketable securities.

Net cash provided by financing activities for the year ended December 31, 1999 was $3,823, primarily resulting from the issuance of common and preferred stock to finance the Smittybilt acquisition offset by changes in cash accounts and debt issuance costs related to the acquisition. Net cash provided by financing activities for the year ended December 31, 1998 was $77,456 and included $45,000 of proceeds from the Company's senior and subordinated lenders and $25,000 of proceeds from the issuance of common and preferred stock to finance the acquisition of Ventshade. Net cash provided by financing activities for the six-month period ended December 31, 1997 was $70,094 which reflects $40,879 proceeds from the Company's tender loan facility with Heller Financial, Inc. and $30,000 of proceeds from the issuance of common and preferred stock to finance the acquisition of Deflecta-Shield.

At the end of the third quarter in 1999, the Company was in default of certain financial covenants of the loan agreement with its senior lenders. On November 2, 1999, the Company received a limited waiver letter from senior lenders waiving such events of default. On January 28, 2000, the Company received a Waiver and Third Amendment to its Credit Agreement with its senior lenders. Simultaneously, the

Company received a Waiver and First Amendment to its Securities Purchase Agreement with its subordinated lenders. These documents waived any events of default with the financial covenants contained therein up through and including December 31, 1999. These amendments also amended the financial covenants that are contained in the agreements for the year 2000. The Company anticipates that, based on current economic conditions and its expectations for 2000, it will be able to comply with the amended financial covenants in these documents in the year ending December 31, 2000. The Company's debt was not restructured and there were no other adjustments made to any other components of either of these agreements.

CAPITAL

For the terms and definitions of the Company's credit facilities including its revolving line of credit please refer to Note 4 in the Notes to the Consolidated Financial Statements. With respect to financing related to the acquisitions of Smittybilt, Ventshade and Deflecta-Shield refer to Notes 2 and 4 in the Notes to the Consolidated Financial Statements.

On December 29, 1998, the Company defeased its Industrial Development Revenue Bonds (the "Bonds") by placing restricted cash and marketable securities held pursuant to the Bond agreement as of that date and an additional deposit of $3,182 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow could be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities continued to be presented as assets and obligations of the Company until such guarantee expired in January 2000. In January 2000, the Bonds and the related restricted cash and marketable securities were removed from the Company's Balance Sheet.

Management believes that cash generated from operations and amounts available under its revolving credit facility will be sufficient to fund working capital growth, anticipated capital expenditures not financed through operating leases and required debt repayments for the foreseeable future. The amount available for borrowing under the Revolver (refer to Note 4 in the Notes to the Consolidated Financial Statements) at December 31, 1999 was $21,881.

FINANCIAL INSTRUMENTS MARKET RISK

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and its Revolving Line of Credit are dependent upon the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value as of December 31, 1999. The Company does not enter into hedging or derivative instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, which delays the adoption date of SFAS No. 133 and was issued in July, 1999, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in 2001 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results or operations.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted SOP 98-1 beginning on January 1, 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

The Company's program to address the Year 2000 issue consisted of the following phases: awareness, assessment, remediation, testing and contingency planning. As of December 31, 1999, all phases were completed. The Company did not experience any disruption of business as a result of the Year 2000 and no known issues have resulted since the conversion on January 1, 2000.

The Company made every effort to assess its Year 2000 risks related to significant relationships with its critical third party suppliers and customers. Despite these efforts, the Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner. However, the Company is not currently aware of any problems which would significantly impact its operation.

State Of Readiness

As background, in April 1998, the Company upgraded its central processor in its Minnesota headquarters to an AS/400, model 640/2237 running OS/400 v4r2 and by June 1998, the Company had implemented a century-dated version of its new BPCS software. Consequently, by June of 1998, the central processor and the business operating system of the Company in its Minnesota headquarters were Y2K compliant for its main information technology ("IT") system. Simultaneously, in the first quarter of 1998, the Company embarked on Y2K planning dedicated to systematically integrating the operations that were acquired with the acquisition of Deflecta-Shield. At the time of the acquisition, each Deflecta-Shield entity operated its own business system, none of which were Y2K compliant. During 1998 and 1999, all of the five Deflecta-Shield entities were converted to the Company's IT systems for Y2K compliance. At the same time, with each conversion to the Company's IT system, network topology and desktop computing was upgraded. The central processor is accessed through a wide-area network (WAN) accomplished through a frame relay. All equipment purchased to effect the WAN is Y2K compliant. As each operation was converted to BPCS, all prior business system's equipment was replaced through the central processor and the WAN. PC compliance was accomplished through BIOS upgrades or replacement of equipment. A local area network was established at each site utilizing equipment purchased for that specific purpose. All servers and software are Y2K compliant. Thus, with each conversion and cut over to BPCS, the business operating system, the WAN/LAN topology and desktop computing of each operating entity became Y2K compliant.

Cost

The Company spent approximately $900 to convert its systems to become Y2K compliant. These costs were incurred during 1998 and 1999, of which a portion was capitalized and the remainder charged to earnings in the respective years. These charges did not materially impact the Company's results of operations.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Statements made in this Form 10-K and the Annual Report to Shareholders, including the Chief Executive Officer's letter, relating to future financial results, the effects of the acquisitions, company operations, developments, trends and market analysis, among others, are forward-looking statements. These statements involve risks and uncertainties which could cause results to differ materially from those anticipated. Management believes that all statements that express expectations and projections with respect to future matters related to the Company's acquisitions could result in differences, including: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate acquired companies or to control costs associated with such integration; and the representations, warranties and covenants in the merger and purchase agreements proving to be materially untrue. In addition, the business and operations of Lund, Deflecta-Shield, Auto Ventshade, Belmor, Trailmaster, Delta III, Autotron and Smittybilt (and projected results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements. However, the Company believes that these are forward-looking statements within the meaning of the Act.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                             ----------------------------
                                                                 1999            1998
                                                                 ----            ----
ASSETS
Current assets:
   Cash and temporary cash investments                       $    447,727    $  1,191,029
   Restricted cash                                              3,386,704              --
   Accounts receivable, net                                    32,836,186      33,389,494
   Inventories                                                 24,214,468      21,770,696
   Deferred income taxes                                        5,300,451       4,300,229
   Other current assets                                           902,198       2,552,218
                                                             ------------    ------------
   Total current assets                                        67,087,734      63,203,666
Property and equipment, net                                    31,331,339      29,568,206
Intangibles, net                                              124,502,106     119,833,969
Restricted cash and marketable securities                              --       3,911,047
Other assets                                                    3,748,182       4,839,816
                                                             ------------    ------------
   Total assets                                              $226,669,361    $221,356,704
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                   $ 10,995,265    $  6,466,129
   Accrued expenses                                            16,054,910      17,750,298
   Long-term debt, current portion                              9,591,309       4,250,696
                                                             ------------    ------------
   Total current liabilities                                   36,641,484      28,467,123
Long-term debt, less current portion                           95,117,585      99,795,705
Deferred income taxes                                           5,931,002       6,599,715
Other liabilities                                                 656,221         607,126

Commitments and Contingencies (Note 7)

Stockholders' equity:
Preferred stock-Series A, $.01 par value; authorized
   2,000,000 shares; none issued and outstanding                       --              --
Preferred stock-Series B, $.01 stated value; authorized
   362,709 shares; 167,470.4 and 252,401.8 issued and
   outstanding at December 31, 1999 and December 31,
   1998, respectively                                               1,675           2,524
Common stock, $.10 par value; authorized 25,000,000
   shares; 7,874,381 and 6,310,782 issued and outstanding
   at December 31, 1999 and 1998, respectively                    787,438         631,078
Class B-1 Common Stock, $.01 par value;
   authorized 3,000,000 shares; 1,493,398 issued and
   outstanding at December 31, 1999 and 1998                       14,934          14,934
Additional paid-in capital                                     64,276,863      58,163,995
Retained earnings                                              23,242,159      27,074,504
                                                             ------------    ------------
Total stockholders' equity                                     88,323,069      85,887,035
                                                             ------------    ------------
Total liabilities and stockholders' equity                   $226,669,361    $221,356,704
                                                             ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years ended                Six months
                                                     December 31                   ended          Year ended
                                          -------------------------------       December 31        June 30,
                                               1999              1998              1997              1997
                                               ----              ----              ----              ----
Net sales                                 $ 194,368,967     $ 112,593,558     $  19,523,308     $  43,304,927
Cost of goods sold                          140,678,089        81,824,529        12,946,258        28,531,370
                                          -------------     -------------     -------------     -------------
Gross profit                                 53,690,878        30,769,029         6,577,050        14,773,557

Operating expenses:
   General and administrative                16,161,655        11,799,611         2,085,184         4,264,320
   Selling and marketing                     20,340,409        13,736,184         3,103,005         6,332,003
   Research and development                   3,444,021         2,970,007           722,234         1,289,655
   Amortization of intangibles                5,302,711         2,424,186            60,636           121,984
   Non-recurring transaction                         --                --         1,174,299                --
                                          -------------     -------------     -------------     -------------
   Total operating expenses                  45,248,796        30,929,988         7,145,358        12,007,962
                                          -------------     -------------     -------------     -------------
Income (loss) from operations                 8,442,082          (160,959)         (568,308)        2,765,595

Other (expense) income:
   Interest expense                         (12,746,791)       (5,483,994)         (159,511)         (293,289)
   Interest income                               67,057           105,851           306,433           694,857
   Other, net                                  (320,693)         (146,377)          (63,127)          (37,643)
                                          -------------     -------------     -------------     -------------
     Other (expense) income, net            (13,000,427)       (5,524,520)           83,795           363,925
                                          -------------     -------------     -------------     -------------
Income/loss before income taxes              (4,558,345)       (5,685,479)         (484,513)        3,129,520
Income tax (benefit) expense                   (726,000)       (1,615,323)         (120,928)          933,786
                                          -------------     -------------     -------------     -------------
     Net (loss) income                    $  (3,832,345)    $  (4,070,156)    $    (363,585)    $   2,195,734
                                          =============     =============     =============     =============
     Basic and diluted (loss) earnings
     per share                            $       (0.46)    $       (0.64)    $       (0.08)    $        0.50
                                          =============     =============     =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            Years ended December 31, 1999 and 1998, six months ended
                 December 31, 1997 and year ended June 30, 1997

                                          Preferred Stock-Series A     Preferred Stock-Series B           Common Stock
                                            Shares         Amount       Shares        Amount         Shares         Amount
Balance, June 30, 1996                             --             --          --             --      4,391,970      4,391,997
Options exercised                                  --             --          --             --          2,000            200
Net income                                         --             --          --             --             --             --
Change in unrealized holding gains
   (losses) on marketable securities               --             --          --             --             --             --
Amortization of deferred
   compensation                                    --             --          --             --             --             --
                                         ------------   ------------   ---------   ------------   ------------   ------------
   Total comprehensive income



Balance, June 30, 1997                             --             --          --             --      4,393,970        439,397
Issuance of preferred stock                 1,493,398   $     14,934          --             --             --             --
Issuance of Common Stock                           --             --          --             --        874,400         87,440
Net loss                                           --             --          --             --             --             --

Change in unrealized holding gains
   (losses) on marketable securities               --             --          --             --             --             --

Amortization of deferred
   compensation                                    --             --          --             --             --             --
                                         ------------   ------------   ---------   ------------   ------------   ------------
   Total comprehensive loss


Balance, December 31, 1997                  1,493,398         14,934          --             --      5,268,370        526,837
Conversion of preferred stock              (1,493,398)       (14,934)         --             --             --             --
Issuance of preferred stock                        --             --   252,401.8   $      2,524             --             --
Issuance of Common Stock, net
   of issuance costs                               --             --          --             --      1,047,412        104,741
Net loss                                           --             --          --             --             --             --
Amortization of deferred
   Compensation                                    --             --          --             --             --             --
Cancellation of restricted stock                   --             --          --             --         (5,000)          (500)
Issuance of warrants in connection
   with senior subordinated notes                  --             --          --             --             --             --
                                         ------------   ------------   ---------   ------------   ------------   ------------
   Total comprehensive loss


Balance, December 31, 1998                         --             --   252,401.8          2,524      6,310,782        631,078
Issuance of preferred stock                        --             --    71,428.5            714             --             --
Conversion of preferred stock                      --             --  (156,359.9)        (1,563)     1,563,599        156,360
Issuance of warrants in connection with
   senior subordinated notes                       --             --          --             --             --             --
Net Loss                                           --             --          --             --             --             --
                                         ------------   ------------   ---------   ------------   ------------   ------------
   Total comprehensive loss


Balance, December 31, 1999                         --             --   167,470.4   $      1,675      7,874,381   $    787,438
                                         ============   ============   =========   ============   ============   ============



[WIDE TABLE CONTINUED FROM ABOVE]


                                                                       Additional      Unearned         Other
                                           Common Stock-Class B-1        Paid-In       Deferred     Comprehensive
                                            Shares         Amount        Capital     Compensation   Income (loss)
Balance, June 30, 1996                             --             --       975,875       (159,872)       (60,442)
Options exercised                                  --             --        10,800             --             --
Net income                                         --             --            --             --             --
Change in unrealized holding gains
   (losses) on marketable securities               --             --            --                        70,339
Amortization of deferred
   compensation                                    --             --            --         68,520             --
                                         ------------   ------------   -----------    -----------     ----------
   Total comprehensive income




Balance, June 30, 1997                             --             --       986,675        (91,352)         9,957
Issuance of preferred stock                        --             --    18,906,418             --             --
Issuance of Common Stock                           --             --    10,991,208             --             --
Net loss                                           --             --            --             --             --

Change in unrealized holding gains
   (losses) on marketable securities               --             --            --             --         (9,957)

Amortization of deferred
   compensation                                    --             --            --         34,260             --
                                         ------------   ------------   -----------   ------------   ------------
   Total comprehensive loss



Balance, December 31, 1997                         --             --    30,884,301        (57,092)            --
Conversion of preferred stock               1,493,398   $     14,934            --             --             --
Issuance of preferred stock                        --             --    17,665,593             --             --
Issuance of Common Stock, net
   of issuance costs                               --             --     7,042,143             --             --
Net loss                                           --             --            --             --             --
Amortization of deferred
   Compensation                                    --             --       (28,542)        57,092             --
Cancellation of restricted stock                   --             --           500             --             --
Issuance of warrants in connection
   with senior subordinated notes                  --             --     2,600,000             --             --
                                         ------------   ------------   -----------   ------------   ------------
   Total comprehensive loss



Balance, December 31, 1998                  1,493,398         14,934    58,163,995             --             --
Issuance of preferred stock                        --             --     4,999,286             --             --
Conversion of preferred stock                      --             --      (154,797)            --             --
Issuance of warrants in connection with
   senior subordinated notes                       --             --     1,268,379             --             --
Net Loss                                           --             --            --             --             --
                                         ------------   ------------   -----------   ------------   ------------
   Total comprehensive loss



Balance, December 31, 1999                  1,493,398   $     14,934    64,276,863             --             --
                                         ============   ============   ===========   ============   ============

[WIDE TABLE CONTINUED FROM ABOVE]


                                                                           Total
                                           Retained                    Comprehensive
                                           Earnings        Total       Income (loss)
Balance, June 30, 1996                    29,312,511      30,507,269
Options exercised                                 --          11,000
Net income                                 2,195,734       2,195,734   $  2,195,734
Change in unrealized holding gains
   (losses) on marketable securities              --          70,339         70,339
Amortization of deferred
   compensation                                   --          68,520
                                         -----------    ------------   ------------
   Total comprehensive income                                          $  2,266,133
                                                                       ============


Balance, June 30, 1997                     31,508,245     32,852,922
Issuance of preferred stock                        --     18,921,352
Issuance of Common Stock                           --     11,078,648
Net loss                                     (363,585)      (363,585)      (363,585)

Change in unrealized holding gains
   (losses) on marketable securities               --         (9,957)        (9,957)

Amortization of deferred
   compensation                                    --         34,260
                                         ------------   ------------   ------------
   Total comprehensive loss                                            $   (373,542)
                                                                       ============

Balance, December 31, 1997                 31,144,660     62,513,640
Conversion of preferred stock                      --             --
Issuance of preferred stock                        --     17,668,117
Issuance of Common Stock, net
   of issuance costs                               --      7,146,884
Net loss                                   (4,070,156)    (4,070,156)    (4,070,156)
Amortization of deferred
   Compensation                                    --         28,550
Cancellation of restricted stock                   --             --
Issuance of warrants in connection
   with senior subordinated notes                  --      2,600,000
                                         ------------   ------------   ------------
   Total comprehensive loss                                            $ (4,070,156)
                                                                       ============

Balance, December 31, 1998                 27,074,504     85,887,035
Issuance of preferred stock                        --      5,000,000
Conversion of preferred stock                      --             --
Issuance of warrants in connection with
   senior subordinated notes                       --      1,268,379
Net Loss                                   (3,832,345)    (3,832,345)    (3,832,345)
                                         ------------   ------------   ------------
   Total comprehensive loss                                            $ (3,832,345)
                                                                       ============

Balance, December 31, 1999                 23,242,159   $ 88,323,069
                                         ============   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Six months
                                                                            Years ended                 ended       Year ended
                                                                            December 31,             December 31,     June 30,
                                                                        -------------------
                                                                        1999            1998            1997            1997
                                                                        ----            ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                               $  (3,832,345)  $  (4,070,156)  $    (363,585)  $   2,195,734
   Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation                                                      6,337,581       3,790,331         624,352       1,039,887
     Amortization                                                      6,492,998       2,842,112         122,120         284,164
     Deferred income taxes                                              (753,059)     (1,168,254)         77,850          71,700
     (Gain) loss on disposal of property and equipment                   483,260          29,702         (11,984)        (38,000)
     Provision for (reduction in) doubtful accounts reserves           1,388,639         212,483          78,447         (43,248)
     Provision for inventory reserves                                  1,928,648       1,542,222         190,479         150,077
   Changes in operating assets and liabilities, net of impact of acquisitions:
     Accounts receivable                                               1,423,014       1,271,277      (1,284,618)      1,650,875
     Inventories                                                        (764,793)       (854,551)       (382,708)       (410,559)
     Other current and other assets                                    2,637,599          98,087        (645,970)        321,329
     Accounts payable, trade                                           2,643,465      (3,277,372)        925,424        (428,317)
     Accrued expenses                                                 (1,778,423)     (7,537,650)      1,033,169        (265,188)
                                                                   -------------   -------------   -------------   -------------
     Net cash provided by (used in) operating activities              16,206,584      (7,121,769)        362,976       4,528,454
                                                                   -------------   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Smittybilt capital stock, net of cash acquired        (16,748,816)             --              --              --
   Purchase of Deflecta-Shield Common Stock, net of cash acquired             --      (3,155,683)    (76,078,599)             --
   Purchase of Ventshade Common Stock, net of cash acquired                   --     (65,095,878)             --              --
   Purchase of marketable securities                                          --              --      (2,496,978)    (12,365,349)
   Proceeds from the sale of Fibernetics                                 937,786              --              --              --
   Proceeds from sales of marketable securities                               --              --      13,761,900       4,963,330
   Proceeds from redemptions of marketable securities                         --              --         998,284       3,829,904
   Purchases of property and equipment                                (6,070,984)     (5,548,606)       (866,888)     (1,487,432)
   Proceeds from sales of property and equipment                         584,693          76,725          11,984          81,634
   Change in restricted cash and marketable securities                   524,343      (2,192,791)        255,132         (98,760)
   Other investing activities                                                 --         (17,253)        470,336        (301,410)
                                                                   -------------   -------------   -------------   -------------
     Net cash used in investing activities                           (20,772,978)    (75,933,486)    (63,944,829)     (5,378,083)
                                                                   -------------   -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                       44,004,252     110,030,124      40,878,576              --
   Debt issuance costs                                                  (315,250)     (1,172,068)       (300,000)             --
   Proceeds from issuance of common and preferred stock                5,000,000      25,000,000      30,000,000          11,000
   Payment of long-term debt                                         (44,515,041)    (58,018,653)       (460,000)       (440,000)
   Checks issued in excess of cash balances                             (350,869)      1,757,117              --              --
   Payment of other liabilities                                               --        (140,366)        (24,333)        (87,047)
                                                                   -------------   -------------   -------------   -------------
     Net cash provided by (used in) financing activities               3,823,092      77,456,154      70,094,243        (516,047)
                                                                   -------------   -------------   -------------   -------------
  Net (decrease) increase in cash and temporary cash investments        (743,302)     (5,599,101)      6,512,390      (1,365,676)

CASH AND TEMPORARY CASH INVESTMENTS:
   Beginning of period                                                 1,191,029       6,790,130         277,740       1,643,416
                                                                   -------------   -------------   -------------   -------------
   End of period                                                   $     447,727   $   1,191,029   $   6,790,130   $     277,740
                                                                   =============   =============   =============   =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Lund International Holdings, Inc. ("Holdings" or "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation ("Deflecta-Shield"), Ventshade Company ("Ventshade") and Smittybilt, Inc. ("Smittybilt"), designs, manufactures and distributes aftermarket automotive accessories for light and heavy duty trucks, sport utility vehicles, vans and passenger cars. The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements:

Effective on December 31, 1997, the Company changed its year end from June 30 to December 31.

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

INTANGIBLES
Intangibles consist of goodwill, customer lists, patents, workforce-in-place and a non-compete agreement. Goodwill is amortized over twenty to forty years and all other intangibles are amortized on a straight-line basis over their estimated lives. Costs incurred in applications for new patents and purchases of patents are capitalized and amortized over the life of the patent. Costs of defending and protecting company patents are expensed when incurred.

LONG LIVED ASSETS
Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The basis to value assets found to be impaired is determined by calculating the sum of the undiscounted expected future cash flows less than the carrying amount (depreciated value) of the asset. If the sum of these cash flows is less than the carrying amount, an impairment loss is recognized.

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

PRODUCT WARRANTY
The Company warrants its products with a limited lifetime warranty of varying terms according to product line which covers actual product failure. The Company accrues a liability for estimated warranty claims associated with products sold.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of receivables, payables and accrued expenses approximate their fair value. The estimated fair value of long-term debt, which approximates the carrying value, was determined using current rates offered to the Company of issues with the same remaining maturity and approximate the carrying value.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 137, which delays the adoption date of SFAS No. 133 and was issued in July, 1999, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement in 2001 as required. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results or operations.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company adopted SOP 98-1 beginning on January 1, 1999. The adoption did not have a material impact on the Company's financial position or results of operations.

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

NOTE 2.  ACQUISITIONS
--------------------------------------------------------------------------------

SMITTYBILT, INC.

On January 28, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Smittybilt, Inc. for an aggregate purchase price of $16,887,127, consisting of an initial purchase price of $15,898,127 and direct transaction costs of $989,000. The Company also assumed certain liabilities of $1,950,000 in capital lease obligation and notes payable. The funds for the acquisition were obtained from: (i) the issuance of common and preferred stock for the aggregate gross proceeds of $5 million; (ii) proceeds from a new term loan of $9.5 million; and (iii) $5 million gross proceeds from the issuance of 12.5% senior subordinated notes.

Smittybilt, headquartered in Corona, California, is a manufacturer and supplier to the automotive aftermarket of tubular products such as grill and brush guards, tail light guards and step bars, as well as other complimentary accessories for light trucks and SUV's. Smittybilt is a supplier to leading warehouse distributors and automotive retailers supplying the automotive aftermarket. This acquisition gives the Company an opportunity to participate in the tubular products market in which it did not previously sell.

This acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed and additional purchase obligations based on the estimated fair values at the date of acquisition.

The estimated fair values of assets acquired and liabilities assumed are summarized as follows (in thousands):

         Cash                                                            $   138
         Accounts receivable                                               2,805
         Inventories                                                       4,050
         Other current assets                                                557
         Property and equipment                                            3,637
         Non-compete agreement                                             1,000
         Goodwill                                                          9,641
         Other assets                                                        101
         Accounts payable                                                (1,854)
         Other current liabilities                                       (1,011)
         Capital lease obligations                                       (1,930)
         Notes payable                                                      (20)
         Deferred income taxes                                             (227)
                                                                       ---------

                                                                       $  16,887
                                                                       =========

Non-Compete Agreement valued at $1,000,000 will be amortized over a six year period. Goodwill, representing the excess of the purchase price over the net identifiable tangible and intangible assets of $9,641,000, will be amortized over 40 years. The results of operations of Smittybilt are included in the accounts of the Company commencing as of January 28, 1999, the date of the acquisition.

VENTSHADE HOLDINGS, INC.

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Ventshade for an aggregate purchase price of $69,367,619 consisting of an initial purchase price of $66,875,000, direct transaction costs of $1,758,361 and a working capital adjustment of $734,258. The funds for the acquisition were obtained from: (i) issuance of common and preferred stock for aggregate gross proceeds of $25 million, (ii) proceeds from a new term loan to the Company of $25 million, (iii) $20 million gross proceeds from the issuance of 12.5% senior subordinated notes and (iv) seller financing of $875,000. In 1999, AVS was merged into Ventshade Holdings, Inc. with AVS becoming the surviving corporation.

AVS is a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors and light covers used on pick-up trucks, sport utility vehicles, minivans (collectively "light trucks") and passenger cars. AVS is a supplier to all major channels of distribution for automotive accessories, including automotive retailers, mass merchandisers, leading warehouse distributors and original equipment manufacturers. The Company intends to utilize management expertise, assets and distribution channels obtained in connection with the acquisition for the continued production and distribution of accessories for light trucks and passenger cars.

The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed and additional purchase obligations based on the estimated fair values at the date of acquisition.

The estimated fair values of assets acquired and liabilities assumed are summarized as follows (in thousands):

         Cash                                                              $ 904
         Accounts receivable                                               4,465
         Inventories                                                      13,423
         Other current assets                                              3,069
         Property and equipment                                            7,296
         Goodwill                                                         41,544
         Customer list, non-compete agreement and
           work force-in-place                                            12,201
         Other assets                                                         87
         Accounts payable                                                (2,228)
         Other current liabilities                                       (5,435)
         Other liabilities                                               (5,958)
                                                                         -------

                                                                         $69,368
                                                                         =======

Customer list, non-compete agreement and work force-in-place valued at an aggregate of $12,201,000 will be amortized over ten years, six years and five years, respectively. Goodwill, representing the excess of the purchase price over the net identifiable tangible and other intangible assets of $41,544,000, will be amortized over 40 years. The results of operations of Ventshade are included in the accounts of the Company commencing as of December 23, 1998, the date of acquisition.

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

The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed and additional purchase obligations based on the estimated fair values at the date of acquisition. Additional purchase obligations recorded include $2,489,000 for severance and other restructuring costs associated with the shut down and consolidation of certain acquired facilities. At December 31, 1998, aggregate remaining accruals relating to these obligations were $1,536,000.

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

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company as if the acquisitions of Smittybilt and Ventshade had occurred as of January 1, 1998, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the periods presented (in thousands, except per-share amounts).

                                         Years ended December 31,
                                         ------------------------
                                       1999                    1998
                                       ----                    ----
Net sales                            $195,549                $183,905
Net loss                               (4,120)                 (5,510)
Basic and diluted loss per share         (.49)                   (.87)

NOTE 3.  OTHER FINANCIAL STATEMENT DATA
--------------------------------------------------------------------------------

ADVERTISING

The Company expenses the production and space costs of advertising the first time the advertising takes place, except for costs of direct response advertising, product catalogs and brochures, which are capitalized and amortized over the expected period of future benefits, generally over periods not exceeding one year.

At December 31, 1998, $265,500 of direct response advertising costs, product catalogs and brochures were reported as other current assets, net of accumulated amortization. There were no capitalized costs at December 31, 1999. Advertising expense was $8,668,204, $5,489,284, $1,518,260 and $2,738,285 for the years ended December 31, 1999 and 1998, six-months ended December 31, 1997 and the year ended June 30, 1997, respectively.

MARKETABLE SECURITIES

Net realized (losses) gains included in net (loss) income for the six-month period ended December 31, 1997 and the year ended June 30, 1997 were ($28,815) and $11,125, respectively.

SELECTED BALANCE SHEET INFORMATION

                                                                      December 31,
                                                               --------------------------
                                                               1999                  1998
                                                               ----                  ----
ACCOUNTS RECEIVABLE
Trade accounts receivable                                  $ 35,728,154          $ 35,623,839
Less allowance for doubtful accounts                         (2,891,968)           (2,234,345)
                                                           ------------          ------------
                                                           $ 32,836,186          $ 33,389,494
                                                           ============          ============
INVENTORIES
Raw materials                                                12,285,363            11,083,980
Work-in-process                                               4,701,629             1,350,946
Finished goods                                                7,227,476             9,335,770
                                                           ------------          ------------
                                                           $ 24,214,468          $ 21,770,696
                                                           ============          ============

PROPERTY AND EQUIPMENT
Land                                                            137,388               197,493
Buildings                                                    15,926,250            15,794,838
Machinery and equipment                                      24,603,866            17,387,045
Furniture and fixtures                                        4,494,625             3,599,109
                                                           ------------          ------------
                                                             45,162,129            36,978,485
Less accumulated depreciation                               (13,830,790)           (7,410,279)
                                                           ------------          ------------
                                                           $ 31,331,339          $ 29,568,206
                                                           ============          ============

INTANGIBLES
Goodwill                                                    116,449,425           104,741,672
Customer lists, patents and other                            16,229,831            17,966,831
                                                           ------------          ------------
                                                            132,679,256           122,708,503
Less accumulated amortization                                (8,177,150)           (2,874,534)
                                                           ------------          ------------
                                                           $124,502,106          $119,833,969
                                                           ============          ============

ACCRUED EXPENSES
Acquisition transaction costs                                        --             3,375,258
Severance and other restructuring costs                         278,366             1,563,011
Payroll and payroll related costs                             4,130,447             3,683,968
Customer rebates                                              3,107,664              1,290,46
Warranty                                                      3,153,347             3,236,683
Advertising                                                     685,034             1,338,539
Checks issued in excess of cash balances                      1,406,248             1,757,117
Other, principally property taxes and accrued interest        3,293,704             1,505,253
                                                           ------------          ------------
                                                           $ 16,054,910          $ 17,750,298
                                                           ============          ============

The following provides supplemental disclosures of cash flow activity:

                                         Years ended          Six months
                                         December 31,           ended      Year ended
                                     ------------------      December 31,   June 30,
                                      1999         1998          1997         1997
                                      ----         ----          ----         ----
Cash paid during the period for:
  Income taxes                     $   424,000   $  572,500   $ 19,515     $1,102,187
  Interest                          10,259,481    5,134,616    143,471        301,209

Significant non-cash investing and financing activities include the following:

Year ended December 31, 1999:

* In connection with the financing of the 12.5% senior subordinated notes, warrants were issued to purchase 18,409 shares of Series B Preferred Stock or 184,090 shares of Common Stock. The warrants were valued at $1,268,379 and charged to additional paid in capital.
* In connection with the acquisition of Smittybilt (Note 2), the Company assumed liabilities of $5,042,000.
* The Company has reflected in its Statement of Changes in Stockholder's Equity the conversion of 156,359.9 Series B Preferred Shares into 1,563,599 Common Shares.

Year ended December 31, 1998:

* In connection with the financing of the 12.5% senior subordinated notes, warrants were issued to purchase either 52,074.9 shares of series B preferred stock or 520,749 shares of Common Stock (Note 4). The warrants were valued at $2,600,000 and charged to additional paid-in capital.
* In connection with the equity investment (Note 11) on December 23, 1998, transaction costs of $185,000 were charged to additional paid-in capital.
* In connection with the acquisition of Ventshade (Note 2), the Company assumed liabilities of $13,621,000 and obtained seller financing of $875,000.
* Accrued acquisition transaction costs of the Company included in the purchase price of Ventshade were $1,758,361.

Six months ended December 31, 1997:

* In connection with the acquisition of Deflecta-Shield (Note 2), the Company assumed liabilities of $28,288,000.
* Accrued acquisition transaction costs of the Company included in the purchase price of Deflecta-Shield were $1,526,233.
*    The change in unrealized holding gains on marketable securities was $9,957.

Year ended June 30, 1997:

* The change in unrealized holding gains on marketable securities was $70,399.

NOTE 4.  FINANCING ARRANGEMENTS
--------------------------------------------------------------------------------

Long-term debt consisted of the following:

                                                            December 31,
                                                     --------------------------
                                                        1999           1998
                                                        ----           ----
Revolving credit facility                            $8,118,584     $16,957,842
Term loan A                                          15,560,200      18,875,000
Term loan B                                          21,558,618      21,925,000
Term loan C                                          33,007,255      25,000,000
12.5% senior subordinate notes, net of unamortized
   discount of $3,376,970 and $2,592,137 at
   December 31, 1999 and 1998, respectively          21,623,030      17,407,863
Industrial Development Revenue Bonds                  3,105,657       3,630,000
Capital lease obligations                             1,484,750
Other                                                   250,800         250,696
                                                    -----------     -----------
                                                    104,708,894     104,046,401
Less current maturities                              (9,591,309)     (4,250,696)
                                                    -----------     -----------
Long-term debt                                      $95,117,585     $99,795,705
                                                    ===========     ===========

At December 31, 1999, long-term debt maturities, excluding the unamortized discount of $3,376,970, are as follows:

         2000                                       $  9,591,309
         2001                                          8,509,647
         2002                                         18,396,394
         2003                                         14,540,425
         2004                                         15,212,709
         Thereafter                                   41,835,380
                                                    ------------

                                                    $108,085,864
                                                    ============

REVOLVING CREDIT LOAN AND TERM LOANS

On January 28, 2000, the Company received a Waiver and Third Amendment ("Amendment") to its consolidated $106.5 million loan facility which waived the Company's defaults that existed up through and including December 31, 1999, for the financial covenants established in the original agreements. In addition, the Amendment changed the Company's financial performance covenants contained in these agreements for the year 2000. The Amendment also provided that a one-quarter percent increase was made to the floating rate interest pricing tables, as described in the following paragraphs, in the event the Company's indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio is greater than 5.50:1.00. The Company incurred a fee of $250,000 in connection with the Amendment.

In connection with the Company's December 23, 1998 acquisition of Ventshade, the Company amended its then existing consolidated loan facility that was originally closed on February 27, 1998. The amended credit agreement includes three long-term notes ("Term A", "Term B" and "Term C"), with balances aggregating $76,500,000 and a revolving credit facility of $30,000,000 (the "Revolver"). The Term C note was added to the consolidated loan facility based on the occurrence of two events: (i) the acquisition of Ventshade that occurred on December 23, 1998, and (ii) the acquisition of Smittybilt, Inc. that occurred on January 28, 1999 (Note 2). As a result of the Ventshade acquisition on December 23, 1998, the

Company drew down $25,000,000 against the Term C note and as a result of the Smittybilt acquisition on January 28, 1999, the Company drew down the remaining $9,500,000 against the Term C note.

Interest rates float between the prime rate plus 1.50% to 2.00% for Term A and the Revolver, the prime rate plus 2.00% to 2.50% for Term B and the prime rate plus 2.50% to 3.00% for Term C, with the actual interest rates based on a grid determined by the ratio of total indebtedness to EBITDA, as defined by the credit agreement. At the option of the Company, borrowings may also bear interest at London Inter-Bank Offering Rates ("LIBOR") plus 2.75% to 3.25% for Term A and the Revolver, LIBOR plus 3.25% to 3.75% for Term B and LIBOR plus 3.75% to 4.25% for Term C, with the actual pricing based on the ratio of total indebtedness to EBITDA. As indicated above, the Amendment provides for a one-quarter percent increase to these floating rate interest pricing tables in the event the Company's indebtedness to EBITDA ratio is greater than 5.50:1.00.

The Revolver also requires an unused commitment fee at the annual rate of .50% payable quarterly. At December 31, 1999, the prime rate was 8.50% and rates on LIBOR borrowings ranged from 6.188% to 6.50%.

Interest rates under the credit agreement prior to the amendment on December 23, 1998, floated between the prime rate plus .50% to 1.50% for Term A and the Revolver and the prime rate plus 1.00% to 1.75% for Term B with actual pricing based on the ratio of total indebtedness to EBITDA. The credit agreement also allowed for borrowings bearing interest at LIBOR plus 1.75% to 2.75% for Term A and the Revolver and LIBOR plus 2.25% to 3.25% for Term B with actual pricing based on the ratio of total indebtedness to EBITDA.

Term A requires principal payments in installments through 2002, Term B requires principal payments in installments through 2004 and Term C requires principal payments in installments through 2005. The Company may voluntarily prepay any of the term loans without penalty. The Company must prepay borrowings in an amount equal to 75% of excess cash flow, as defined by the amended credit agreement, within one hundred days of each year-end.

The consolidated loan facility contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, mergers or consolidations, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain fixed charge, interest and indebtedness to EBITDA ratios. In the event the fixed charge coverage ratio, as defined, drops below a minimum level for the year ending December 31, 1999, or for any quarterly period thereafter and upon request of the Company's senior lenders, the loan facility also requires an affiliate of Harvest Partners (Note 6) to contribute $5,000,000 in additional equity. As described above, the Amendment waived the Company's violation of certain financial covenants during the third and fourth quarters of 1999. In addition, the Company's fixed charge coverage dropped below the minimum level in 1999.

The amended credit agreement is collateralized by all of the consolidated assets of the Company, excluding those assets which collateralize the Bonds. Additionally, the amended credit agreement is collateralized by all of the capital stock of the subsidiaries of the Company.

Borrowings under the Revolver are subject to limitations based on the lesser of $30,000,000 less any issued letters of credit or a percentage of eligible receivables and inventories also adjusted for any issued letters of credit. The amount available for borrowing under the Revolver as of December 31, 1999, was $21,881,416. The Revolver terminates on December 31, 2002.

12.5% SENIOR SUBORDINATED NOTES

On December 23, 1998, the Company entered into a Securities Purchase Agreement under which it issued 12.5% Senior Subordinated Notes (the "Notes") due December 31, 2006 in the aggregate amount of $25,000,000. Under terms of the Securities Purchase Agreement, the Company received $20,000,000 upon the acquisition of Ventshade on December 23, 1998 (Note 2) and drew the remaining $5,000,000 upon the acquisition of Smittybilt, Inc. on January 29, 1999 (Note 2). Interest on the Notes is payable semi-annually. Prior to January 1, 2004, the Company may prepay all or any part of the Note upon the concurrent payment of a premium ranging from 1% to 3% of the principal amount prepaid. On January 1, 2004 and thereafter, the Company may prepay all or any part of the Note without incurring a prepayment premium. The Securities Purchase Agreement contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, merger or consolidation, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain interest coverage ratios. The Company was in violation of certain financial covenants during the third and fourth quarters of 1999. In January 2000, the Company obtained a waiver of these violations from the subordinated lenders and received a Waiver and First Amendment to the Securities and Purchase Agreement which changed the financial performance covenants for the year 2000.

In connection with the issuance of the Notes on December 23, 1998, the Company issued warrants to the subordinated lenders for the purchase of 520,749 shares of the Company's Common Stock at $.11 per share, or 52,074.9 shares of Series B Preferred Stock under certain circumstances. Upon the funding of $5,000,000 in connection with the purchase of Smittybilt, Inc. in January 1999, the Company issued an additional warrant giving the subordinated lenders the right to purchase 184,090 shares of the Company's Common Stock at $.11 per share, or 18,409 shares of Series B Preferred Stock under certain circumstances. The warrant issued December 23, 1998 was valued at $2,600,000 and the warrant issued January 29, 1999 was valued at $1,268,379. The value of the two warrants is reflected as a component of additional paid-in capital. The amount is also presented as a discount on the Note and is being amortized to interest expense through December 31, 2006 using the straight-line method, which approximates the effective interest method.

INDUSTRIAL DEVELOPMENT REVENUE BONDS

The Bonds were issued to provide the Company with funding to finance the constructing and equipping of its manufacturing facility, completed in 1995. The loan agreement contains certain minimum and maximum compliance covenant ratios, limitations related to mergers or acquisitions and restricts certain cash and marketable securities in accordance with the terms of the agreement.

On December 29, 1998, the Company defeased the Bonds by placing its restricted cash and marketable securities held pursuant to the Bond agreement as of that date and an additional deposit of $3,181,560 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow could be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities continued to be presented as assets and obligations of the Company until such guarantee expired in January 2000. In January 2000, the Bonds and the related restricted cash and marketable securities were removed from the Company's balance sheet.

Total restricted cash and marketable securities held pursuant to the Bond agreement at December 31, 1999 and 1998 were as follows:

                                                              December 31,
                                                        ------------------------
                                                           1999         1998
                                                           ----         ----
Restricted cash - current                               $ 3,386,704           --
Restricted cash and marketable securities, non-current           --  $ 3,911,047
                                                        -----------  -----------
Total restricted cash and marketable securities         $ 3,386,704  $ 3,911,047
                                                        ===========  ===========

NOTE 5.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's business activities are organized around three (3) primary business units: light truck, suspension and heavy truck. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital which is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing and distribution of automotive and heavy truck accessories. In so doing, the Company's business units are divided into automotive appearance accessories for light trucks, sport utility vehicles and vans; appearance accessories for heavy trucks; and suspension systems for light trucks and sport utility vehicles. Prior to December 31, 1997 and the acquisition of Deflecta-Shield, the Company's line of business was solely appearance accessories for light trucks, sport utility vehicles and vans. Heavy truck accessories and suspension systems were introduced with the acquisition of Deflecta-Shield. A summary of the Company's business activities reported by its three business segments follows:

                                         Years ended             Six months
                                         December 31,               ended         Year ended
                                     --------------------        December 31,      June 30,
                                     1999            1998            1997            1997
                                     ----            ----            ----            ----
NET SALES:
   Light truck                  $ 162,290,659   $  85,018,286   $  19,523,308   $  43,304,927
   Heavy truck                     18,871,823      16,853,704              --              --
   Suspension                      13,206,485      10,721,568              --              --
                                -------------   -------------   -------------   -------------

     Total                      $ 194,368,967   $ 112,593,558   $  19,523,308   $  43,304,927
                                -------------   -------------   -------------   -------------

(LOSS) INCOME FROM OPERATIONS:
   Light truck                      1,952,306      (4,952,933)       (568,308)      2,765,595
   Heavy truck                      4,682,568       3,873,692              --              --
   Suspension                       1,807,208         918,282              --              --
                                -------------   -------------   -------------   -------------

     Total                          8,442,082        (160,959)       (568,308)      2,765,595
                                -------------   -------------   -------------   -------------

Interest expense                  (12,746,791)     (5,483,994)       (159,511)       (293,289)
Interest income                        67,057         105,851         306,433         694,857
Other, net                           (320,693)       (146,377)        (63,127)        (37,643)
                                -------------   -------------   -------------   -------------

(LOSS) INCOME BEFORE TAXES      $  (4,558,345)  $  (5,685,479)  $    (484,513)  $   3,129,520
                                -------------   -------------   -------------   -------------

IDENTIFIABLE ASSETS EMPLOYED:
   Light truck                     73,419,297      75,286,399      69,009,425      36,391,544
   Heavy truck                                      7,747,440       9,257,280              --
   Suspension                       4,566,283       4,913,058              --              --
   Corporate (a)                  140,963,341     131,899,967      75,018,037       5,053,162
                                -------------   -------------   -------------   -------------

     Total                      $ 226,669,361   $ 221,356,704   $ 144,027,462   $  41,444,706
                                -------------   -------------   -------------   -------------

DEPRECIATION & AMORTIZATION:
   Light truck                     10,527,058       5,320,771         738,626       1,308,360
   Heavy truck                        921,899         796,190              --              --
   Suspension                         222,092         153,380              --              --
   Corporate (b)                    1,159,530         362,103           7,846          15,691
                                -------------   -------------   -------------   -------------

     Total                      $  12,830,579   $   6,632,443   $     746,472   $   1,324,051
                                -------------   -------------   -------------   -------------

PURCHASE OF PROPERTY
   AND EQUIPMENT:
   Light truck                      5,855,021       4,964,945         866,888       1,487,432
   Heavy truck                        155,133         521,272              --              --
   Suspension                          60,830          62,389              --              --
                                -------------   -------------   -------------   -------------

     Total                      $   6,070,984   $   5,548,606   $     866,888   $   1,487,432
                                =============   =============   =============   =============

(a) Corporate assets not allocated to the Company's business segments are restricted cash and marketable securities, goodwill and intangibles, deferred income taxes and certain other assets.
(b) Corporate depreciation and amortization consists of amortization of deferred financing costs and discount on the 12.5% senior subordinated notes which are included in interest expense.

--------------------------------------------------------------------------------
NOTE 6.  RELATED PARTY TRANSACTIONS

The Company is a party to a Second Amended and Restated Governance Agreement (the "Governance Agreement") with LIH Holdings, LLC, LIH Holdings II, LLC and LIH Holdings III, LLC, affiliates of Harvest Partners, Inc. ("Harvest Partners") and is party to a Services Agreement with Harvest Partners. Harvest Partners owns 49.9% of the Company's voting Common Stock and 63% of the Company's equity. Under the Services Agreement, the Company paid Harvest Partners $287,500, $175,000 and $37,500 for the years ended December 31, 1999 and 1998 and the six months ended December 31, 1997, respectively. In addition, the Company paid Harvest Partners $415,009 and $1,525,949 in the years ended December 31, 1999 and 1998, respectively, for fees and out-of-pocket expenses for assisting the Company in negotiating the acquisition of Ventshade and Smittybilt, locating equity partners, structuring and negotiating debt refinancings and locating and negotiating with subordinated lenders. Under the Services Agreement, Harvest Partners is entitled to service advisory fees of $300,000 for the three quarters ending September 30, 2000. The Services Agreement expires on September 9, 2000.

Former members of the Company's Board of Directors had an ownership interest in another entity from which the Company purchased products in the amounts of $1,030,768 and $1,460,998, during the six-month period ended December 31, 1997 and the year ended June 30, 1997, respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASE COMMITMENTS

The Company has various non-cancellable operating leases for certain facilities and certain equipment related to the Company's manufacturing facilities and computer system. Total lease expense for the years ended December 31, 1999 and 1998, the six-month period ended December 31, 1997 and for the year ended June 30, 1997 was $2,603,357, $1,599,367, $404,903 and $886,919, respectively.

At December 31, 1999, future minimum lease payments required under non-cancellable operating leases for the next five years are as follows:

         2000                                          $2,736,451
         2001                                           1,827,119
         2002                                           1,681,555
         2003                                           1,821,835
         2004                                           1,697,037
                                                      -----------

                                                       $9,763,997
                                                       ==========

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

NOTE 8.  SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

During the six-month period ended December 31, 1997 and the year ended June 30, 1997, one of the Company's customers represented approximately 13.4% and 15.1%, respectively, of net sales. During the years ended December 31, 1999 and 1998, none of the Company's customers represented over 10% of net sales.

At December 31, 1999 and 1998, one of the Company's customers represented approximately 16.8 % and 19.7%, respectively, of the Company's accounts receivable.

NOTE 9.  INCOME TAXES
--------------------------------------------------------------------------------

Income tax (benefit) expense is summarized as follows:

                    Years ended          Six months
                    December 31,           ended       Year ended
                ------------------      December 31,    June 30,
                1999          1998          1997          1997
                ----          ----          ----          ----
Current:
   Federal  $   (58,839)  $  (453,669)  $  (183,778)  $   734,186
   Foreign           --            --            --        26,900
   State         85,898         6,600       (15,000)      101,000
            -----------   -----------   -----------   -----------
                 27,059      (447,069)     (198,778)      862,086
Deferred:
   Federal     (639,082)   (1,050,734)       70,550        65,300
   State       (113,977)     (117,520)        7,300         6,400
            -----------   -----------   -----------   -----------
               (753,059)   (1,168,254)       77,850        71,700
            -----------   -----------   -----------   -----------
            $  (726,000)  $(1,615,323)  $  (120,928)  $   933,786
            ===========   ===========   ===========   ===========

The effective tax rate differs from the statutory federal income tax rate as follows:

                                 Years ended      Six months
                                 December 31,        ended     Year ended
                               ---------------    December 31,  June 30,
                               1999       1998        1997        1997
                               ----       ----        ----        ----
Statutory federal income
   tax rate                  (34.0)%     (34.0)%     (34.0)%      34.0%
State income taxes,
   net of federal tax effect  (0.6)       (2.6)       (1.2)        2.3
Non-deductible Goodwill       19.4         9.3          --          --
Tax exempt interest           (0.2)       (0.5)       15.8        (6.3)
Non-recurring transaction
   expenses                     --          --       (15.7)         --
Foreign Sales Corporation       --          --          --        (1.7)
Other, net                    (0.5)       (0.6)       10.1         1.5
                              ----        ----        ----        ----
                             (15.9)%     (28.4)%     (25.0)%      29.8%
                              ====        ====        ====        ====

The tax effects of temporary differences that give rise to current and non-current deferred income tax assets and liabilities are as follows:

                                        December 31,
                                     1999          1998
                                     ----          ----
Allowance for doubtful
   Accounts                       $ 1,058,460   $   654,900
Inventory capitalization              324,318       328,674
Accruals not currently
   deductible for tax purposes      3,337,572     2,868,714
Other, net                            580,101       447,941
                                  -----------   -----------
     Current deferred income
         tax asset                $ 5,300,451   $ 4,300,229
                                  ===========   ===========

Depreciation                      $(2,342,077)  $(1,597,515)
Amortization of intangibles        (4,198,256)   (5,515,409)
Other, net                            609,331       513,209
                                  -----------   -----------
     Non-current deferred income
         tax liability            $(5,931,002)  $(6,599,715)
                                  ===========   ===========

There is no valuation allowance related to the deferred tax asset as of December 31, 1999 or December 31, 1998.

NOTE 10.  STOCK OPTIONS
--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS

The Company adopted Stock Option Incentive Plans (the "Plans"), which authorize grants of options to purchase up to an aggregate of 1,650,000 shares of the Company's Common Stock, respectively. The option prices may not be less than the fair market value of the Common Stock at the time the option is granted. Options expire ten years after the date granted or on a prior date as fixed by the Board of Directors or appropriate committee. Under the Plans, the option may become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 396,000 of the total 436,000 employee incentive stock options outstanding as of that date. Such repriced options had original exercise prices ranging from $16.00 to $21.25.

Stock option activity is summarized as follows:

                                 Number         Weighted Average
                               of Shares     Exercise Price Per Share
                              ------------        ------------
Balance, June 30, 1995           390,168            $ 17.290
Granted                          120,000              15.670
Cancelled                        (45,600)             16.125
Exercised                        (19,068)             11.580
                              ------------        ------------
Balance, June 30, 1996           445,500              17.220
Cancelled                         (9,500)             16.125
                              ------------        ------------
Balance, June 30, 1997           436,000              17.240
Granted                           32,500              12.625
Cancelled                         (7,500)             13.875
                              ------------        ------------
Balance, December 31, 1997       461,000              13.750
Granted                          490,000               9.619
Cancelled                       (318,000)             13.804
                              ------------        ------------
Balance, December 31, 1998       633,000              10.528
                              ------------        ------------
Granted                          629,500               6.515
Cancelled                       (351,500)             10.915
                              ------------        ------------
Balance, December 31, 1999       911,000            $  7.606
                              ============        ============

At December 31, 1999, the weighted average exercise price and remaining life of the stock options are as follows:

Range of exercise price                   $6.125              $6.625           $12.625-$13.875
-------------------------------      ---------------      ---------------      ---------------
Total options outstanding                 388,500           360,000                162,500
Weighted average exercise price            $6.125            $6.625                $13.317
Weighted average remaining life
   in years                                  9.07              9.15                   7.13
Options exercisable                        50,000                --                 74,500
Weighted average price of
   exercisable options                      6.125                --                 13.551

NON-EMPLOYEE DIRECTOR STOCK OPTIONS

The Company has a Non-Employee Director Stock Option Plan, as amended, which authorizes grants of options to purchase up to 100,000 shares of the Company's Common Stock.

The option price must be 100% of the fair market value of the Common Stock at the time the option is granted. Options expire five years from the date of grant. Options become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee. During the year ended December 31, 1999, 10,000 options were issued, 14,000 were cancelled and no options were exercised. Options outstanding at December 31, 1999 were 50,000 shares at $5.875 to $14.00 per share. Total shares exercisable at December 31, 1999 were 50,000 shares, which have a weighted average exercise price of $10.86 and a weighted average remaining life of 3.4 years.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 12,000 of the total 34,000 non-employee director stock options outstanding as of that date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company measures compensation cost for its stock option plans using the intrinsic value method of accounting. Had the Company used the fair-value-based method of accounting for its stock option plans and charged compensation cost against income over the vesting period, net (loss) income and basic and diluted net (loss) income per share for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997 would have been the following pro-forma amounts:

                                                        Years ended              Six months
                                                        December 31,               ended        Year ended
                                                   ---------------------         December 31,    June 30,
                                                   1999             1998            1997           1997
                                                   ----             ----            ----           ----
Net (loss) income:
  As reported                                  $ (3,832,345)    $ (4,070,156)    $ (363,585)    $ 2,195,734
  Pro forma                                      (4,852,050)      (4,623,010)      (965,447)      2,072,488
Basic and diluted (loss) earnings per share
  As reported                                          (.46)            (.64)          (.08)            .50
  Pro forma                                            (.58)            (.73)          (.22)            .47

The weighted-average grant-date fair value of options granted during the years ended December 31, 1999 and 1998, the six-month period ended December 31, 1997 and the year ended June 30, 1997 was $3.18, $4.48, $6.31 and $5.02, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                     Years ended                Six months
                                     December 31,                  ended          Year ended
                                ----------------------          December 31,        June 30,
                                1999              1998             1997              1997
                                ----              ----             ----              ----
Risk-free interest rates    5.22% - 6.51%     4.11% - 5.68%    5.81% - 6.21%     6.21% - 6.29%
Expected life                  5 years          5 years           5 years           4 years
Expected volatility            47.54%            45.54%           47.76%            47.47%
Expected dividends              None              None             None              None

NOTE 11.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Capital Structure and Preferred Stock

The authorized stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.10 (the "Common Stock"), 3,000,000 shares of nonvoting Class B-1 Common Stock, par value $0.01 (the "Class B Common Stock"), 2,000,000 shares of Series A Preferred Stock, par value $0.01 (the "Series A Preferred Stock") and 362,709 shares of nonvoting Series B Preferred Stock, par value $.01 (the "Series B Preferred Stock").

Prior to the equity investment on December 23, 1998, there were 5,268,370 shares of Common Stock and 1,493,398 shares of Class B Common Stock issued and outstanding. In connection with the $25,000,000 equity investment on December 23, 1998, 1,047,412 shares of Common Stock were issued and 362,709 shares of Series B Preferred Stock were authorized with 252,401.8 shares issued. The Common Stock was issued at a price of $7.00 per share and the Series B Preferred Stock was issued at a price of $70.00 per share. In connection with the $5,000,000 equity investment on January 29, 1999, 71,428.5 shares of Series B Preferred Stock were issued at a price of $70.00 per share.

In connection with the issuance of the Notes (Note 4) on December 23, 1998 and January 29, 1999, the Company issued warrants to the subordinated lenders for the purchase of 520,749 and 184,900 shares, respectively, of the Company's Common Stock at $.11 per share, or 52,074.9 and 18,404 shares, respectively, of Series B Preferred Stock under certain circumstances. The warrants are exercisable in whole, or in part, through December 31, 2006.

The approval of the convertability of the Series B Preferred Stock was confirmed by a positive shareholder vote on April 27, 1999. The Company has reflected on its books the conversion of 156,359.9 shares of Series B Preferred on a ten for one basis into 1,563,599 shares of its Common Stock. This conversion was pursuant to the provisions of the Amended and Restated Governance Agreement which restrict Harvest Partners and its affiliates from owning more than 49.9% of the Company's Common Stock. The Class B Common Stock automatically converts to Common Stock on September 9, 2000, or earlier if approved by the non-management members of the Company's Board of Directors or as a result of a change in the ownership structure.

NET INCOME (LOSS) PER SHARE

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants, preferred stock and restricted stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their inclusion would be anti-dilutive. If the Company did not have a net loss in the year ended December 31, 1999, the weighted average common and common equivalent shares outstanding would have been 9,078,691.

The following provides information related to the calculation of the Company's basic and diluted EPS:

                                              Years ended         Six months
                                              December 31,           ended      Year ended
                                           ----------------       December 31,   June 30,
                                           1999         1998         1997         1997
                                           ----         ----         ----         ----
Weighted average common shares
    outstanding                          8,382,497    6,325,568    4,390,923    4,382,584
Potential common shares assuming
    conversion of dilutive securities           --           --           --          982
                                         ---------    ---------    ---------    ---------
Weighted average common and common
    equivalent shares outstanding        8,382,497    6,325,568    4,390,923    4,383,566
                                         =========    =========    =========    =========

NOTE 12.  RETIREMENT SAVINGS PLAN AND 401(K) PLAN
--------------------------------------------------------------------------------

Prior to 1999, the Company had two 401(k) Retirement Savings Plans covering substantially all of the employees of Lund and Deflecta-Shield. In addition, the acquisitions of Auto Ventshade and Smittybilt added two additional plans in 1999. These four plans were merged during 1999 to form a single plan, the Lund International 401(k) Retirement Plan. The Company sponsored plan provides for employer matching and profit sharing contributions determined on a discretionary basis by the compensation committee of the Board of Directors. The Company's contributions to the plans for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997 were $373,315, $549,156, $75,761 and $93,227, respectively.

NOTE 13.  TRANSITION PERIOD COMPARATIVE DATA
--------------------------------------------------------------------------------

The following table presents certain financial information for the six-month period ended December 31, 1997 and 1996, (in thousands, except per share amounts):

                                                            Six months ended
                                       Six months ended     December 31, 1996
                                       December 31, 1997       (unaudited)
                                       -----------------       -----------
Net sales                                   $19,523              $20,752
Gross profit                                  6,577                7,030
(Loss) income before income taxes              (485)               1,412
Income tax (benefit) expense                   (121)                 487
Net (loss) income                              (364)                 925
Basic and diluted (loss) earnings
  per share                                    (.08)                 .21
Weighted average common and
  common equivalent shares
  outstanding                             4,390,923            4,377,671

NOTE 14.  NON-RECURRING TRANSACTION
--------------------------------------------------------------------------------

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

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

(In thousands, except per share data)

                                     March 31     June 30   September 30   December 31
                                     --------     -------   ------------   -----------
Year ended
----------
December 31, 1999
-----------------

Net Sales                            $ 44,402     $ 54,239    $ 49,418     $ 46,310
Gross Profit                           12,452       15,826      13,973       11,440
Net income (loss)                        (600)         540      (1,435)      (2,337)
Basic (loss) earnings per share          (.08)         .07        (.17)        (.25)
Diluted (loss) earnings per share        (.08)         .06        (.17)        (.25)

                                     March 31     June 30   September 30   December 31
                                     --------     -------   ------------   -----------
Year ended
----------
December 31, 1998
-----------------

Net Sales                            $ 27,185     $ 29,897    $ 29,342     $ 26,170
Gross Profit                            7,964        9,294       8,016        5,495
Net income (loss)                        (261)         163      (1,229)      (2,743)
Basic (loss) earnings per share          (.05)         .03        (.18)        (.40)
Diluted (loss) earnings per share        (.05)         .02        (.18)        (.40)

                                                           September 30   December 31
                                                           ------------   -----------
Six months ended
----------------
December 31, 1997
-----------------

Net sales                                                     $ 10,028     $  9,495
Gross profit                                                     3,404        3,173
Net (loss) income                                                 (519)         155
Basic and diluted earnings (loss) per share                       (.12)         .04

                                  September 30   December 31   March 31     June 30
                                  ------------   -----------   --------     -------
Year ended
----------
June 30, 1997
-------------

Net sales                            $ 10,406     $ 10,346    $ 10,441     $ 12,112
Gross profit                            3,346        3,684       3,530        4,214
Net income                                462          463         467          804
Basic and diluted earnings per share      .11          .11         .11          .18

The summation of quarterly net income per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Lund International Holdings, Inc. (the "Company") at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and for the year ended June 30, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 3, 2000

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.

Item 10. EXECUTIVE OFFICERS AND DIRECTORS

The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders ("Proxy Statement") which will be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the close of the year for which this report is filed.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the year for which this report is filed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the year for which this report is filed.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the year for which this report is filed.

PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

                  (1) Consolidated Financial Statements.

                                                                                                            Pages in this
                                                                                                              Form 10-K
                                                                                                              ---------
Report of Independent Accountants................................................................................51
Consolidated Balance Sheets as of December 31, 1999 and 1998 ....................................................26
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and  the year ended June 30, 1997 ...................................27
Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997.........................................................................................28
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and the year ended June 30, 1997 ....................................29
Notes to Consolidated Financial Statements....................................................................30-50


                  (2) Financial Statement Schedules.

                                                                                                            Pages in this
                                                                                                              Form 10-K
                                                                                                              ---------
Report of Independent Accountants on Financial Statement Schedule................................................55
Schedule II: Valuation and Qualifying Accounts for the years ended December 31, 1999 and 1998, the six months ended December 31, 1997 and  the year ended June 30, 1997 .........................56

All other schedules are omitted because they are not required or not applicable or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

                  (3) Exhibits. See "Exhibit Index" on the pages following the signatures.

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        LUND INTERNATIONAL HOLDINGS, INC.


                        By  /s/ Dennis W. Vollmershausen

                            Dennis W. Vollmershausen
                            Chief Executive Officer and President

March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Dennis W. Vollmershausen    Chief Executive Officer            March 27, 2000
---------------------------    President (Principal Executive
Dennis W. Vollmershausen       Officer)


/s/ Edmund J. Schwartz         Chief Financial Officer            March 27, 2000
----------------------------   (Principal Financial Officer)
Edmund J. Schwartz

/s/ Lawrence C. Day            Director                           March 27, 2000
---------------------------
Lawrence C. Day

/s/ David E. Dovenberg         Director                           March 27, 2000
---------------------------
David E. Dovenberg

/s/ Ira D. Kleinman            Director                           March 27, 2000
---------------------------
Ira D. Kleinman

/s/ Robert R. Schoeberl        Director                           March 27, 2000
---------------------------
Robert R. Schoeberl

/s/ Harvey J. Wertheim         Director                           March 27, 2000
---------------------------
Harvey J. Wertheim

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lund International Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 3, 2000, appearing in this Annual Report on Form 10-K for Lund International Holdings, Inc. also included an audit of the financial statement schedule listed in item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------


PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 3, 2000

                       LUND INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998, SIX MONTHS ENDED
             DECEMBER 31, 1997 AND FOR THE YEAR ENDED JUNE 30, 1997


                                            Balance at      Charged to                                       Balance at
                                           beginning of      cost and       Charged to                          end of
Description                                    year          expenses      other accounts    Deductions          year
Year ended
December 31, 1999:
  Allowance for doubtful accounts           $ 2,234,000    $ 1,389,000    $   185,000 (2)  $  (916,000)(1)   $ 2,892,000
  Sales returns  and warranty reserves        3,237,000        119,000        370,000 (3)     (572,000)(1)     3,154,000
  Inventory reserve                           2,054,000      1,929,000         79,000 (3)   (1,095,000)(1)     2,967,000

Year ended
December 31, 1998:
  Allowance for doubtful accounts           $ 1,539,000    $   212,000    $   575,000 (3)  $   (92,000)(1)   $ 2,234,000
  Sales returns  and warranty reserves        1,345,000        567,000      1,525,000 (3)     (200,000)(1)     3,237,000
  Inventory reserve                           1,020,000      1,542,000        120,000 (3)     (628,000)(1)     2,054,000

Six months ended
December 31, 1997:
  Allowance for doubtful accounts           $   589,000    $    78,000    $   896,000 (3)  $   (24,000)(1)   $ 1,539,000
  Sales returns  and warranty reserves          324,000         22,000      1,132,000 (3)     (133,000)(1)     1,345,000
  Inventory reserve                             206,000        190,000        935,000 (3)     (312,000)(1)     1,019,000

Year ended
June 30, 1997:
  Allowance for doubtful accounts           $   720,000                                    $  (131,000)(1)   $   589,000
  Sales returns  and warranty reserves          196,000    $   128,000                                           324,000
  Inventory reserve                             108,000        150,000                         (52,000)(1)       206,000



(1)      Represents write-offs against the accounts.
(2) Represents the acquisition of Smittybilt's allowance for uncollectible accounts of $300,000, less the disposal of the Fibernetics' allowance for uncollectible accounts of $115,000.
(3)      Represents addition to the accounts due to acquisition of business.

                           EXHIBIT INDEX TO FORM 10-K

For the year ended December 31, 1999    Commission File No: 0-16319

Exhibit
Number   Description                                                     Page Number or Incorporation by Reference to
------   -------------------------------------------------------------   --------------------------------------------
10.18    1992 Non-Employee Director Stock Option Plan                    Exhibit 10.18 of the Registrant's Form
                                                                         10-K for the fiscal year ended June 30, 1992

10.29    1994 Incentive Stock Option Plan                                Exhibit 10.29 of the Registrant's Form
                                                                         10-Q for the quarter ended December 31, 1994

10.33    Master Lease Agreement between LMI Funding Corporation          Exhibit 10.33 of the Registrant's Form
         and Lund Industries, Incorporated, dated August 1, 1995         10-Q for the quarter ended September 30, 1995

10.44    Asset Purchase Agreement by and between Lund Acquisition        Exhibit 10.44 of the Registrant's Form
         Corp., Innovative Accessories, Incorporated, Lund               10-K for the fiscal year ended June 30, 1996
         International Holdings, Inc., James A. Nett and Ramona C.
         Friar, dated March 29, 1996

10.46    Assignment of Intellectual Property Rights from Innovative      Exhibit 10.46 of the Registrant's Form
         Accessories, Incorporated and James A. Nett to Lund             10-K for the fiscal year ended June 30, 1996
         Acquisition Corp., dated June 3, 1996

10.47    Stock Purchase Agreement, dated September 9, 1997, by and       Exhibit 10.1 of the Registrant's Form
         between LIH Holdings, LLC, Allan W. Lund, the Lund Family       8-K dated September 9, 1997
         Limited Partnership, Lois and Allan Lund Family Foundation
         and Certain Lund Family Members

10.49    Services Agreement, dated September 9, 1997, by and between     Exhibit 10.3 of the Registrant's Form
         Harvest Partners, Inc. and Lund International Holdings, Inc.    8-K dated September 9, 1997

10.50    Severance and Noncompetition Agreement, dated September 9,      Exhibit 10.4 of the Registrant's Form
         1997, by and between Lund International Holdings, Inc. and      8-K dated September 9, 1997
         Allan W. Lund

10.51    Employment Agreement with Ken Holbrook, dated March 1, 1998     Exhibit 10.51 of the Registrant's Form
                                                                         10-K dated March 20, 1998

10.52    Investment Agreement, dated November 25, 1997, by and between   Exhibit 10.1 of the Registrant's Form 8-K
         LIH Holdings II, LLC and Lund International Holdings, Inc.      dated November 26, 1997


10.54    Agreement and Plan of Merger, dated as of November 25, 1997,    Exhibit (c)(1) of the Registrant's Schedule
         by and between Lund International Holdings, Inc., Zephyros      14D-1, dated November 28, 1997
         Acquisition Corporation and Deflecta-Shield Corporation

10.55    Stockholders Agreement, dated as of November 25, 1997, by and   Exhibit (c)(2) of the Registrant's
         between Lund International Holdings, Inc. and Mark C. Mamolen   Schedule 14D-1, dated November 28, 1997

10.56    Stockholders Agreement, dated as of November 25, 1997, by and   Exhibit (c)(3) of the Registrant's
         between Lund International Holdings, Inc. and Charles S. Meyer  Schedule 14D-1, dated November 28, 1997

10.57    Tender Offer Loan Agreement, dated as of December 30, 1997,     Exhibit (c)(4) of the Registrant's Form
         by and between Lund International Holdings, Inc., Zephyros      8-K, dated December 30, 1997
         Acquisition Corp. and Heller, as agent and as lender

10.58    Guaranty of Payment, dated as of December 30, 1997, by Lund     Exhibit (c)(5) of the Registrant's Form
         International Holdings, Inc., in favor of Heller, as agent      8-K, dated December 30, 1997
         for the benefit of the lender

10.59    Pledge Agreement, dated as of December 30, 1997, by Lund        Exhibit (c)(6) of the Registrant's Form
         International Holdings, Inc., in favor of Heller, as agent      8-K, dated December 30, 1997
         for the benefit of the lenders

10.60    Borrower Pledge Agreement, dated as of December 30, 1997,       Exhibit (c)(7) of the Registrant's Form
         by Zephyros Acquisition Corp., in favor of Heller, as agent     8-K, dated December 30, 1997
         for the benefit of the lenders

10.61    Warrant to Purchase Common Stock of Lund International          Exhibit (c)(8) of the Registrant's Form
         Holdings, Inc., dated December 30, 1997                         8-K, dated December 30, 1997

10.62    Tender Offer Note, dated as of December 30, 1997, by            Exhibit (c)(9) of the Registrant's Form
         Zephyros Acquisition Corp., for the maximum amount of           8-K, dated December 30, 1997
         $41 million

10.63    1998 Employee Incentive Stock Option Plan                       Exhibit 10.63 of the Registrant's Form
                                                                         S-8 filed on February 13, 1998

10.64    Credit Agreement                                                Exhibit 1. of the Registrant's Form 8-K
                                                                         filed on March 18, 1998

10.65    Term A Note made by each of Industries, Deflecta, Belmor        Exhibit 2. of the Registrant's Form 8-K
         and DFM in favor of Heller                                      filed on March 18, 1998

10.66    Term B Note made be each of Industries, Deflecta, Belmor        Exhibit 3. of the Registrant's Form 8-K
         and DFM in favor of Heller                                      filed on March 18, 1998

10.67    Revolving Note made by each of Industries, Deflecta, Belmor     Exhibit 4. of the Registrant's Form 8-K
         and DFM in favor of Heller                                      filed on March 18, 1998

10.68    Acquisition Note made by each of Industries, Deflecta, Belmor   Exhibit 5. of the Registrant's Form 8-K
         and DFM in favor of Heller                                      filed on March 18, 1998

10.69    Term A Note made be each of Industries, Deflecta, Belmor        Exhibit 6. of the Registrant's Form 8-K
         and DFM in favor of Dresdner                                    filed on March 18, 1998

10.70    Term B Note made by each of Industries, Deflecta, Belmor        Exhibit 7. of the Registrant's Form 8-K
         and DFM in favor of Dresdner                                    filed on March 18, 1998

10.71    Revolving Note made by each of Industries, Deflecta, Belmor     Exhibit 8. of the Registrant's Form 8-K
         and DFM in favor of Dresdner                                    filed on March 18, 1998

10.72    Acquisition Note made by each of Industries, Deflecta, Belmor   Exhibit 9. of the Registrant's Form 8-K
         and DFM in favor of Dresdner                                    filed on March 18, 1998

10.73    Corporate Guaranty by Holdings, Borrowers and Active            Exhibit 10. of the Registrant's Form 8-K
         Subsidiaries                                                    filed on March 18, 1998

10.74    Pledge Agreement by Holdings, Deflecta and DFM                  Exhibit 11. of the Registrant's Form 8-K
                                                                         filed on March 8, 1998

10.75    Security Agreement by Holdings, Borrowers and Active            Exhibit 12. of the Registrant's Form 8-K
         Subsidiaries                                                    filed on March 18, 1998

10.76    Assignment for Security of Trademark, Patent and Copyright      Exhibit 13. of the Registrant's Form 8-K
                                                                         filed on March 8, 1998

10.77    Environmental Indemnity Agreement                               Exhibit 14. of the Registrant's Form 8-K
                                                                         filed on March 18, 1998

10.79    Employment Agreement between the Company and                    Exhibit 10.64 of the Registrant's Form
         Ronald C. Fox                                                   10-Q filed on August 14, 1998

10.80    Complete and permanent waiver agreement and general             Exhibit 10.65 of the Registrant's Form
         release of claims between the Company and Richard D.            10-Q filed on November 16, 1998
         Minehart, Jr.

10.81    Complete and permanent waiver agreement and general             Exhibit 10.66 of the Registrant's Form
         release of claims between the Company and Jay M. Allsup         10-Q filed on November 16, 1998

10.82    Resignation and severance agreement between the Company and     Exhibit 10.67 of the Registrant's Form
         William J. McMahon                                              10-Q filed on November 16, 1998

10.83    Employment agreement between the Company and                    Exhibit 10.68 of the Registrant's Form
         Dennis W. Vollmershausen                                        10-Q filed on November 16, 1998

10.84    Stock Purchase Agreement dated December 11, 1998, by and        Exhibit 10.1 of the Registrant's Form
         among Ventshade Holdings, Inc., the Persons listed on           8-K filed on January 6, 1999
         Schedule A to the Agreement,Lund International Holdings, Inc.
         and New Holdings, Inc.

10.85    Investment Agreement, dated December 22, 1998, among            Exhibit 10.2 of the Registrant's Form
         LIH Holdings,III, LLC, Massachusetts Mutual Life Insurance      8-K filed on January 6, 1999
         Company, MassMutual Corporate Investors, MassMutual
         Participation Investors, MassMutual Corporate Value Partners
         Limited, Liberty Mutual Insurance Company, BancBoston Capital
         Inc. and Lund International Holdings, Inc.

10.86    Amendment No. 2 to Credit Agreement, dated December 23,         Exhibit 10.3 of the Registrant's Form
         1998, among Lund International Holdings, Inc., Deflecta-Shield  8-K filed on January 6, 1999
         Corporation, Lund Industries, Incorporated, Belmor Autotron
         Corp., DFM Corp., Lund Acquisition Corp., BAC Acquisition Co.,
         Trailmaster Products, Inc., Delta III, Inc., Auto Ventshade
         Company, New Holdings, Inc., Ventshade Holdings, Inc. and
         Heller Financial, Inc.

10.87    Securities Purchase Agreement, dated December 23, 1998,         Exhibit 10.4 of the Registrant's Form
         among Deflecta-Shield Corporation, Lund Industries,             8-K filed on January 6, 1999
         Incorporated, Belmor Autotron Corp.,DFM Corp. and Auto
         Ventshade Company

10.88    Rights Agreement, dated December 22, 1998, with LIH Holdings,   Exhibit 10.5 of the Registrant's Form 8-K
         LLC, LIH Holdings, II, LLC, LIH Holdings III, LLC, BancBoston   filed on January 6, 1999
         Capital Inc., Liberty Mutual Insurance Company, Massachusetts
         Mutual Life Insurance Company, MassMutual Corporate Value
         Partners Limited, MassMutual Corporate Investors, MassMutual
         Participation Investors and National City Venture Corporation

10.89    Second Amended and restated Governance Agreement, dated         Exhibit 10.6 of the Registrant's Form
         December 22, 1997 among Lund International Holdings, Inc.,      8-K filed on January 6, 1999
         LIH Holdings, LLC, LIH Holdings II, LLC and LIH Holdings
         III, LLC

10.90    Escrow Agreement, dated December 29, 1998, by and between       Exhibit 10.7 of the Registrant's Form
         Bank Trust National Association and Lund Industries,            8-K filed on January 6, 1999
         Incorporated

10.91    Cancellation and Discharge of Indenture and Termination of      Exhibit 10.8 of the Registrant's Form
         Loan Agreement, dated December 29, 1998, executed and issued    8-K filed on January 6, 1999
         by U.S. Bank Trust National Association

10.92    Form of Promissory Note issued pursuant to the Securities       Exhibit 10.9 of the Registrant's Form
         Purchase Agreement                                              8-K filed on January 6, 1999

10.93    Form of Warrant issued pursuant to the Securities Purchase      Exhibit 10.10 of the Registrant's Form
         Agreement                                                       8-K filed on January 6, 1999

10.94    Stock Purchase Agreement, dated January 7, 1999, among          Exhibit 10.1 of the Registrant's Form
         Smittybilt, Inc.,Tom G. Smith, Debbie Smith, Tom Smith and      8-K filed on February 12, 1999
         Debbie Smith as Trustees of The Tom and Debbie Smith Family
         Trust Dated February 7, 1991, Tom Smith and Debbie Smith as
         Trustees of The Tom and Debbie Smith Charitable Remainder
         Unitrust Dated July 8, 1998 and Lund International Holdings,
         Inc.

10.95    Investment Agreement, dated December 22, 1998, among LIH        Exhibit 10.2 of the Registrant's Form
         Holdings III, LLC, Massachusetts Mutual Life Insurance          8-K filed on February 12, 1999
         Company, MassMutual Corporate Investors, MassMutual
         Participation Investors, MassMutual Corporate Value Partners
         Limited, Liberty Mutual Insurance Company, BancBoston Capital
         Inc. and Lund International Holdings, Inc.

10.96    First Amendment to Investment Agreement, dated January 27,      Exhibit 10.3 of the Registrant's Form
         1999, among LIH Holdings III, LLC, Massachusetts Mutual Life    8-K filed on February 12, 1999
         Insurance Company, MassMutual Corporate Investors, MassMutual
         Participation Investors, MassMutual Corporate Value Partners
         Limited, Liberty Mutual Insurance Company, BancBoston Capital
         Inc. and Lund International Holdings, Inc.

10.97    First Amendment to Rights Agreement, dated January 27, 1999,    Exhibit 10.4 of the Registrant's Form
         among LIH Holdings, LLC, LIH Holdings II, LLC, LIH Holdings     8-K filed on February 12, 1999
         III, LLC, BancBoston Capital Inc., Liberty Mutual Insurance
         Company, Massachusetts Mutual Life Insurance Company,
         MassMutual Corporate Value Partners Limited, MassMutual
         Corporate Investors, MassMutual Participation Investors,
         National City Venture Corporate and Lund International
         Holdings, Inc.

10.98    Supplement to Credit Agreement, dated January 28, 1999, by      Exhibit 10.5 of the Registrant's Form
         Smittybilt, Inc. and Heller Financial, Inc. and Agent for the   8-K filed on February 12, 1999
         benefit of all Lenders.

10.99    The Company's 1998 Stock Option Incentive Plan

10.100   The Company's 1999 Stock Option Incentive Plan

10.101   Employment Agreement between the Company's wholly owned
         Subsidiary Auto Ventshade Company and Richard Tucker.

10.102 Employment Agreement between the Company's wholly owned subsidiary Auto Ventshade Company and James Stan Scarborough.

10.103 Employment Agreement between the Company's wholly owned subsidiary Belmor Autotron Corporation and John Daniels.

10.104   Employment Agreement between the Company and Edmund J.
         Schwartz.

10.105 Waiver and First Amendment to Securities Purchase Agreement dated December 23, 1999, among Massachusetts Mutual Life
         Insurance Company, MassMutual Corporate Investors, MassMutual
         Participation Investors, MassMutual Corporate Value Partners,
         Limited, National City Venture Corporation, Great Lakes Capital
         Investments I, L.L.C. and the Company.

10.106   Waiver and Third Amendment to Credit Agreement dated January 28,
         2000, among Deflecta-Shield Corporation, Lund Industries,
         Incorporated, Belmor Autotron Corp., DFM Corp., Auto Ventshade
         Company, Smittybilt, Inc., Lund International Holdings, Inc.,
         Lund Acquisition Corp., BAC Acquisition Co., Trailmaster
         Products, Inc. and Delta III, Inc., Heller Financial, Inc. and the Lenders as defined therein.

21                Subsidiaries of the registrant:

         Name                             State or Jurisdiction of Incorporation
         ------------                     --------------------------------------
         Lund Industries, Incorporated                 Minnesota
         Lund FSC, Inc.                                Barbados
         Lund Acquisition Corp.                        Minnesota
         Deflecta-Shield Corporation                   Delaware
         Belmor Autotron Corporation                   Delaware
         DFM Corp.                                     Iowa
         Delta III, Inc.                               Delaware
         Trailmaster Products, Inc.                    Delaware
         BAC Acquisition Company                       Delaware
         Auto Ventshade Company                        Delaware
         Smittybilt, Inc.                              Delaware

23.1              Consent of Independent Accountants

27                Financial Data Schedule

                                                                   [LOGO]  LUND
                                                                          NASDAQ
                                                                          LISTED
INFORMATION For Our Investors


--------------------------------------------------------------------------------
STOCKHOLDER INFORMATION
--------------------------------------------------------------------------------
Lund International Holdings, Inc. ("Lund") issues all of its corporate news releases through PR Newswire. You may obtain a fax copy of any Lund news release issued during the past twelve months by calling Company News On Call at (800) 758-5804. This electronic, menu-driven system will request a six digit code (518375) and allow you to request specific Lund releases to be sent to your fax for automatic retrieval. This service is accessible 24 hours a day, seven days a week.

--------------------------------------------------------------------------------
ANNUAL STOCKHOLDERS' MEETING
--------------------------------------------------------------------------------
The 2000 annual meeting of stockholders will be held Thursday, April 27, 2000, at 11:00 a.m. Central Daylight Time at The Hotel Sofitel, 5601 West 78th Street, Bloomington, Minnesota.

--------------------------------------------------------------------------------
STOCK DATA
--------------------------------------------------------------------------------
Lund stock is traded in the United States on the Nasdaq Market's National Market(R) ("NASDAQ/NM") under the trading symbol LUND.

--------------------------------------------------------------------------------
CORPORATE HEADQUARTERS
--------------------------------------------------------------------------------
Lund International Holdings, Inc.
911 Lund Boulevard
Anoka, MN  55303-9876
Phone:  (763) 576-4200
Fax:  (763) 576-4297
www.lundinternational.com

--------------------------------------------------------------------------------
SHAREHOLDER INQUIRIES
--------------------------------------------------------------------------------
ChaseMellon Shareholder Services, LLC
Overpeck Centre
85 Challenger Road
Ridgefield Park, NJ  07660
Phone:  (888) 213-0965
www.chasemellon.com

--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
PricewaterhouseCoopers LLP
Park Building
650 Third Avenue South
Suite 1300
Minneapolis, MN  55402-4333

--------------------------------------------------------------------------------
CORPORATE OFFICERS
--------------------------------------------------------------------------------
DENNIS W. VOLLMERSHAUSEN, Chief Executive Officer and President
EDMUND J. SCHWARTZ, Chief Financial Officer and Treasurer
KENNETH L. HOLBROOK, President of Light Truck Division
CAROLE B. GROSSMAN, Corporate Counsel and Assistant Corporate Secretary
STEPHEN S. TREICHEL, Vice President of Information Systems
J. TIMOTHY YUNGERS, Vice President of Human Resources

--------------------------------------------------------------------------------
DIRECTORS
--------------------------------------------------------------------------------
LAWRENCE C. DAY, Chief Operating Officer, TBC Corp.
DAVID E. DOVENBERG, Chief Executive Officer, Universal Hospital Services, Inc. IRA D. KLEINMAN, General Partner, Harvest Partners, Inc.
ROBERT R. SCHOEBERL, retired Executive Vice President, Montgomery Ward Home and
   Automotive Division
DENNIS W. VOLLMERSHAUSEN, Chief Executive Officer and President, Lund
   International Holdings, Inc.
HARVEY J. WERTHEIM, Managing General Partner, Harvest Partners, Inc.