Form 10-Q
period 2000-04-02
LUND INTERNATIONAL HOLDINGS INC
filed 2000-05-12
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended April 2, 2000
                                        -------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from __________ to __________

                         Commission File Number 0-16319

                        LUND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              41-1568618
(State or other jurisdiction                                 (I.R.S. Employer
      of organization)                                      Identification No.)

                               911 LUND BOULEVARD
                             ANOKA, MINNESOTA 55303

Registrant's telephone number, including area code:  (763) 576-4200

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

As of May 5, 2000, 7,874,381 shares of the registrant's common stock, $.10 par value and 1,493,398 shares of the registrant's Class B-1 common stock, $.01 par value were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                                1-2
                  April 2, 2000 (Unaudited) and December 31, 1999

                  Consolidated Statements of Operations (Unaudited)                     3
                  Three Months Ended April 2, 2000 and March 31, 1999

                  Consolidated Statements of Cash Flows (Unaudited)                     4
                  Three Months Ended April 2, 2000 and March 31, 1999

                  Notes to Condensed Consolidated Financial Statements (Unaudited)     5-8

                  Report of Independent Accountants                                     9

Item 2.           Management's Discussion and Analysis of Financial                   10-17
                  Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                     18

Item 5.           Other Information                                                     18

Item 6.           Exhibits and Reports on Form 8-K                                      18

                  Signatures                                                            19

                  Exhibits                                                            20-21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                April 2,               December 31,
                                                 2000                     1999
                                              ------------            ------------
                                              (unaudited)
ASSETS

Current assets:
      Cash                                    $        681            $        448
      Restricted cash                                   --                   3,387
      Accounts receivable, net                      34,447                  32,836
      Inventories                                   25,254                  24,214
      Deferred income taxes                          5,544                   5,301
      Other current assets                           1,516                     902
                                              ------------            ------------
         Total current assets                       67,442                  67,088

Property and equipment, net                         30,518                  31,331
Intangibles, net                                   123,184                 124,502
Other assets                                         3,449                   3,748
                                              ------------            ------------
         Total assets                         $    224,593            $    226,669
                                              ============            ============



                   The accompanying notes are an integral part of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                                    April 2,           December 31,
                                                                                      2000                 1999
                                                                                   ------------        ------------
                                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                                       $     10,646        $     10,995
     Accrued expenses                                                                    14,034              16,055
     Long-term debt, current portion                                                      7,086               9,591
                                                                                   ------------        ------------
        Total current liabilities                                                        31,766              36,641

Long-term debt, less current portion                                                     98,302              95,118
Deferred income taxes                                                                     5,877               5,931
Other liabilities                                                                           628                 656
                                                                                   ------------        ------------
     Total liabilities                                                                  136,573             138,346
                                                                                   ------------        ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 167 issued and outstanding at April 2, 2000
        and December 31, 1999                                                                 2                   2
     Common stock, $.10 par value;
        authorized 25,000 shares; 7,874 issued and outstanding at April 2,
        2000 and December 31, 1999                                                          787                 787
     Class B-1 Common Stock, $.01 par value;
        authorized 3,000 shares; 1,493 issued and outstanding
        at April 2, 2000 and December 31, 1999                                               15                  15
     Additional paid-in capital                                                          64,277              64,277
     Retained earnings                                                                   22,939              23,242
                                                                                   ------------        ------------
        Total stockholders' equity                                                       88,020              88,323
                                                                                   ------------        ------------
        Total liabilities and stockholders' equity                                 $    224,593        $    226,669
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                              Three Months Ended
                                                              ------------------
                                                         April 2,             March 31,
                                                          2000                  1999
                                                       ------------         ------------
Net sales                                              $     47,065         $     44,402
Cost of goods sold                                           33,657               31,950
                                                       ------------         ------------
     Gross profit                                            13,408               12,452

Operating expenses
     General and administrative                               3,810                3,707
     Selling and marketing                                    4,494                4,763
     Research and development                                   725                  898
     Amortization of intangibles                              1,317                1,297
                                                       ------------         ------------
        Total operating expenses                             10,346               10,665

Income from operations                                        3,062                1,787

Interest expense                                             (3,262)              (3,063)
Interest income and other, net                                   14                   26
                                                       ------------         ------------
Loss before income taxes                                       (186)              (1,250)

Income tax benefit                                              108                  650
                                                       ------------         ------------
Loss before extraordinary item                                  (78)                (600)
Extraordinary item, less income
      tax benefit of $130                                      (225)                  --
                                                       ------------         ------------
           Net loss                                    $       (303)        $       (600)
                                                       ============         ============

Basic and diluted net loss per share:
Loss before extraordinary item                         $      (0.01)        $      (0.08)
Extraordinary item                                            (0.02)                  --
                                                       ------------         ------------
           Net loss                                    $      (0.03)        $      (0.08)
                                                       ============         ============

Weighted average common shares                                9,368                7,804
                                                       ============         ============
Weighted average common and common equivalent
shares                                                        9,368                7,804
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                          Three Months Ended
                                                                          ------------------
                                                                      April 2,             March 31,
                                                                        2000                 1999
                                                                    ------------         ------------
Cash flows from operating activities:
  Net loss                                                          $       (303)        $       (600)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
        Depreciation                                                       1,427                1,451
        Amortization                                                       1,603                1,595
        Deferred income taxes                                               (297)                (471)
        Provision for doubtful accounts                                      280                  102
        Provision for inventory reserves                                     683                   69
        Loss (gain) on disposal of property and equipment                     32                  (32)
  Changes in operating assets and liabilities, net of impact of acquisition in 1999:
        Accounts receivable                                               (1,891)                 193
        Inventories                                                       (1,723)               1,754
        Other assets                                                        (479)               1,077
        Accounts payable, trade                                             (349)                  61
        Accrued expenses                                                  (1,746)              (2,901)
        Other liabilities                                                    (28)                 (14)
                                                                    ------------         ------------
        Net cash (used in) provided by operating activities               (2,791)               2,284
                                                                    ------------         ------------
Cash flows from investing activities:
  Purchase of Smittybilt, net of cash acquired                                --              (16,749)
  Purchases of property and equipment                                       (759)              (1,152)
  Change in restricted cash                                                3,387                   --
  Proceeds from sales of property and equipment                              113                   64
  Other investing activities                                                  --                  938
                                                                    ------------         ------------
        Net cash provided by (used in) investing activities                2,741              (16,899)
                                                                    ------------         ------------
Cash flows from financing activities:
  Principal payments on long-term debt                                    (9,429)              (4,853)
  Proceeds from long-term debt                                             9,987               15,871
  Change in checks issued in excess of bank balances                        (275)              (1,015)
  Proceeds from issuance of preferred stock                                   --                5,000
  Debt issuance costs                                                         --                 (315)
                                                                    ------------         ------------
        Net cash provided by financing activities                            283               14,688
                                                                    ------------         ------------
        Net increase in cash                                                 233                   73
Cash:
  Beginning of period                                                        448                1,191
                                                                    ------------         ------------
  End of period                                                     $        681         $      1,264
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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation and its subsidiaries, Ventshade Company and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of April 2, 2000, and the consolidated statements of operations and of cash flows for the three months ended April 2, 2000 and March 31, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1999, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

Effective January 1, 2000, the Company adopted a 52-53 week fiscal year.

B - Acquisition

On January 28, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt"), a manufacturer and supplier of tubular accessory products for light trucks, including tubular steps, brush guards, bumpers and nerf bars. The aggregate purchase price of approximately $16,887 consisted of an initial purchase price of $15,898 and direct transactions costs of $989. The Company also assumed certain liabilities of $2.0 million in capital lease obligations and notes payable. The acquisition was financed by issuance of common and preferred stock of $5.0 million, proceeds from a new term loan of $9.5 million and $5.0 million gross proceeds from issuance of 12.5% senior subordinated notes.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

Upon the funding of $5,000 of senior subordinated notes in connection with the purchase of Smittybilt, Inc. in January 1999, the Company issued a warrant giving the subordinated lenders the right to purchase 184,090 shares of the Company's Common Stock at $.11 per share, or 18,409 shares of Series B Preferred Stock at $1.10 per share under certain circumstances. The warrant was valued at $1,268. The value of the warrant is reflected as a component of additional paid-in capital. The amount is also presented as a discount on the senior subordinated notes and is being amortized to interest expense through December 31, 2006 using the straight-line method, which approximates the effective interest method.

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company for the three months ended March 31, 1999 as if the Smittybilt acquisition had occurred as of January 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the period presented.

                                          Three Months Ended
                                            March 31,1999
                                            -------------
Net sales                                     $45,582
Net loss                                         (877)
Basic and diluted
   net loss per share                           (0.11)

C - Inventories

Inventories consisted of the following:
                                                April 2,     December 31,
                                                  2000           1999
                                              -----------    -----------
Raw materials                                 $    11,583    $    12,285
Finished goods and work in process                 13,671         11,929
                                              -----------    -----------
                                              $    25,254    $    24,214
                                              ===========    ===========

D - Segment Reporting

The Company's business activities are organized around three primary business units: light truck, suspension and heavy truck. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital that is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive and heavy truck accessories.

A summary of the Company's business activities reported by its three business segments (including the Smittybilt Acquisition only subsequent to January 28, 1999) for the three-month period ended April 2, 2000 and March 31, 1999 is as follows:

                                           Three Months Ended
                                           ------------------
                                       April 2,           March 31,
                                           2000               1999
                                   ------------        -----------
NET SALES:
  Light truck                      $     39,292        $    37,171
  Heavy truck                             4,253              4,556
  Suspension                              3,520              2,675
                                   ------------        -----------
     Total                               47,065             44,402
                                   ------------        -----------

INCOME FROM OPERATIONS:
  Light truck                             1,705                285
  Heavy truck                               880               1253
  Suspension                                477                249
                                   ------------        -----------
     Total                                3,062              1,787
                                   ============        ===========

E - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options and warrants ultimately exercisable for the purchase of approximately 3,520 shares as of April 2, 2000.


F - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months ended April 2, 2000 or March 31, 1999.


G - Credit Agreement and Securities Purchase Agreement

On January 28, 2000, the Company entered into a Waiver and Third Amendment ("Amendment") to its consolidated $106.5 million loan facility which waived the Company's defaults that existed up through and including December, 31, 1999, under financial covenants established in the original agreements. In addition, the Amendment changed the Company's financial performance covenants contained in these agreements for the year 2000. The Amendment also provided for a one-quarter percent increase to the Base Rate Pricing and LIBOR Margin Pricing Tables used to calculate the Company's floating interest rates as a part of its senior credit facility. In the event the ratio of the Company's indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") is greater than 5.50:1.00, the Company's interest rates will increase by one-quarter percent across all of its outstanding term and revolver loans. The Company incurred a fee of $250 in connection with the Amendment, which was expensed in the fourth quarter of 1999.

Also, on January 28, 2000, the Company entered into a Waiver and First Amendment to its Security Purchase Agreement with its subordinated lenders which waived the Company's defaults that existed up through and including December 31, 1999 under financial covenants established in the original agreement. In addition, the Waiver and First Amendment changed the Company's financial performance covenants contained in the original agreement for the year 2000. The Company incurred a fee of $50 in connection with the Waiver and First Amendment, which was expensed in the fourth quarter of 1999.

H - Extraordinary Item - Defeasance of Industrial Development Revenue Bonds

On December 29, 1998, the Company defeased its Industrial Development Revenue Bonds (Bonds) by placing its restricted cash and marketable securities held pursuant to the Bond agreement as of that date in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow could be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities continued to be presented as assets and obligations of the Company until such guarantee expired in January 2000. In January 2000, the Bonds (in the amount of $3,106) and the related restricted cash and marketable securities (in the amount of $3,387) were removed from the Company's balance sheet.

As a result of the early extinguishment of the bonds, an extraordinary loss of $225 was incurred in January 2000 ($355, net of $130 deferred income tax benefit).

I - Subsequent Event - Restructuring

On April 26, 2000, the Company announced a plan to outsource the fiberglass production at its Anoka, Minnesota facility. The Company anticipates phasing out production over a six-month period with completion to occur by November. The Company anticipates taking a $500 - $700 restructuring charge primarily during the second and third quarters of 2000 related to this outsourcing decision

                                     * * * *

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of April 2, 2000, and the related consolidated statements of operations and of cash flows for the three months ended April 2, 2000 and March 31, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PRICEWATERHOUSECOOPERS LLP



PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
April 25, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                ($ in thousands, except share and per share data)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Ventshade Company ("Ventshade"), and Smittybilt, Inc. ("Smittybilt") designs, manufactures and distributes aftermarket automotive accessories and other products for light trucks, sport utility vehicles and vans ("light trucks"), passenger cars and heavy trucks. Products directed at the light truck and automobile market include side window ventvisors, windshield visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and supplies suspension systems for light trucks.

On December 23, 1998 and January 28, 1999, the Company acquired 100% of the outstanding common stock of Ventshade and Smittybilt, respectively (the "Acquisitions"). The Acquisitions were accounted for under the purchase method of accounting, which required the Company to recognize a $1,150 increase in cost of goods sold in the first six months of 1999 to reflect the write-up of the Acquisitions' finished goods and work-in-process inventories acquired by the Company. The purchase method of accounting for the Acquisitions also resulted in recording fair value adjustments to molds and dies, goodwill and other intangible assets of approximately $56,200 with depreciation and amortization periods ranging from 4 to 40 years. For the three months ending March 31, 1999, the Company's consolidated results of operations and consolidated statement of cash flows include Ventshade for the entire period and Smittybilt from its date of acquisition on January 28, 1999.

To finance the Acquisitions, the Company sold shares of common and preferred stock for $30,000 and received financing of $34,500 from its primary senior lender, seller financing of approximately $900 and financing of $25,000 from senior subordinated lenders which lenders also received warrants to purchase 704,839 shares of Common Stock, or 70,483.9 shares of Series B Preferred Stock.

On January 31, 1999, the Company sold the assets, principally property and equipment, of its Fibernetics specialty fiberglass and plastics division in Compton, California for approximately $1,000. The loss on the sale of these assets was not material.


RESULTS OF OPERATIONS:

Certain 1999 adjusted pro forma information is included for comparative purposes to provide information comparable to the first quarter 2000 information. To provide comparable 1999 information, the adjusted pro forma information assumes the acquisition of Smittybilt and the sale of Fibernetics were completed on January 1, 1999.

                                                     Three Months Ended
                                    ------------------------------------------------------
                                      April 2,             March 31,            March 31,
                                        2000                 1999                 1999
                                       Actual               Actual              Pro forma
                                    ------------         ------------         ------------
NET SALES:
  Light truck                       $     39,292         $     37,171         $     38,082
  Heavy truck                              4,253                4,556                4,556
  Suspension                               3,520                2,675                2,675
                                    ------------         ------------         ------------
     Total                                47,065               44,402               45,313
                                    ------------         ------------         ------------

INCOME FROM OPERATIONS:
  Light truck                              1,705                  285                1,021
  Heavy truck                                880                1,253                1,253
  Suspension                                 477                  249                  249
                                    ------------         ------------         ------------
     Total                                 3,062                1,787                2,523

Other income (expense), net:
  Interest expense                        (3,262)              (3,063)              (3,239)
  Other, net                                  14                   26                   26
                                    ------------         ------------         ------------

LOSS BEFORE INCOME TAXES            $       (186)        $     (1,250)        $       (690)
                                    ============         ============         ============

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                 Three Months Ended
                              --------------------------------------------------------------------------------------------
                                    April 2, 2000                  March 31, 1999                   March 31, 1999
                                        Actual                         Actual                          Pro forma
                              --------------------------    -----------------------------     ----------------------------
Net sales                        $47,065          100.0%        $44,402            100.0%         $45,313           100.0%
Gross profit                      13,408           28.5          12,452             28.0           13,418            29.6
General and administrative         3,810            8.1           3,707              8.3            3,854             8.5
Selling and marketing              4,494            9.5           4,763             10.7            4,798            10.6
Research and development             725            1.5             898              2.0              914             2.0
Amortization of intangibles        1,317            2.8           1,297              2.9            1,329             2.9
Income from operations             3,062            6.5           1,787              4.0            2,523             5.6
Other expense, net                (3,248)          (6.9)         (3,037)            (6.8)          (3,213)           (7.1)
Income tax benefit                  (108)          (0.2)           (650)            (1.5)            (359)           (0.8)
Extraordinary loss                   225            0.5              --               --               --              --
Net loss                           ($303)          (0.6%)         ($600)            (1.4%)          ($331)           (0.7%)



THREE MONTHS ENDED APRIL 2, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 (ACTUAL AND PRO FORMA)


NET SALES: Consolidated net sales for the three months ended April 2, 2000 were $47,065, an increase of $2,663 over consolidated net sales of $44,402 for the three months ended March 31, 1999, reflecting the impact of an additional month of Smittybilt sales and strong sales in the Light Truck and Suspension Divisions. This increase was primarily attributable to the following factors:
(i) Light Truck net sales increased $2,121, or 5.7%, (ii) Suspension net sales increased $845, or 31.6%, (iii) offset by shortfalls in our Heavy Truck Division of $303, or 6.7%. Light Truck has experienced strong sales performances in its aluminum and tubular businesses in the quarter. Strong OEM sales of hood shields were offset by weaker performance of these products in the aftermarket sector. Also, the Suspension Division experienced strong demand for its products and has been successful opening new accounts in the first quarter. Consolidated net sales increased $1,752, or 3.9%, over 1999 pro forma consolidated net sales.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended April 2, 2000 was 28.5% of net sales compared to 28.0% of net sales for the three months ended March 31, 1999. The gross profit margin for the three months ended March 31, 1999 on a pro forma basis was 29.6% of net sales. The three months ended April 2, 2000 reflects a slight margin improvement compared to 1999 actual due to a combination of current quarter pricing actions, product cost reduction programs and unfavorable purchase accounting adjustments of $880 included in the actual 1999 numbers. The pro forma 1999 gross profit excludes the purchase accounting adjustment mentioned above. Therefore, actual gross profit for the quarter ended April 2, 2000 is unfavorable compared to the 1999 pro forma period due to this exclusion.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,810, or 8.1% of net sales, for the three months ended April 2, 2000, compared to $3,707, or 8.3% of net sales, for the comparable three month period ended March 31, 1999. On a pro forma basis for 1999, general and administrative expenses were $3,854, or 8.5% of net sales. General and administrative expenses in the three months ended April 2, 2000 were generally flat compared to both 1999 actual and pro forma. However, the current quarter expense includes approximately $200 in consulting fees to assist in the development of restructuring plans, which is explained further in the Outlook section of this 10Q. Excluding these non-recurring consulting fees, administrative expenses are slightly below both 1999 actual and pro forma.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $4,494, or 9.5% of net sales, for the three months ended April 2, 2000, compared to $4,763, or 10.7% of net sales, for the three months ended March 31, 1999. Selling and marketing expenses were $4,798, or 10.6% of net sales, for the 1999 comparable pro forma period. Selling and marketing expense is favorable to both 1999 actual and pro forma spending by $269 and $304, respectively. This favorability has resulted primarily from a concentrated effort to reduce promotional spending that does not provide an acceptable payback, especially in the acquisition of new distribution opportunities.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $725, or 1.5% of net sales, for the three months ended April 2, 2000, compared to $898, or 2.0% of net sales, for the three months ended March 31, 1999. On a pro forma basis, research and development expenses were $914, or 2.0% of net sales, for the three months ended March 31, 1999. Costs of $725 for the quarter are favorable to both 1999 actual and pro forma by $173 and $189 respectively. This favorability has resulted primarily from the combination of delaying some product development programs and cost reductions in this area.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,317 for the three months ended April 2, 2000, compared to $1,297 for the three months ended March 31, 1999 and $1,329 for the pro forma March 31, 1999 period. This expense remains comparable to last year since there have been no additional acquisitions made after the Smittybilt purchase in January 1999.

INCOME FROM OPERATIONS: Income from operations for the three months ended April 2, 2000 was $3,062, a 71% increase over the three month period ended March 31, 1999. Compared to the pro forma three months ended March 31, 1999, operating income increased by 21% from $2,523. In both comparisons, the favorable operating income performance has been generated by increased sales and reductions in selling, general and administrative expenses.

OTHER EXPENSE, NET: Other expense, net, was $3,248 for the three months ended April 2, 2000, compared to $3,037 of expense for the three months ended March 31, 1999 and $3,213 for the comparable pro forma period. The increase in interest expense of approximately $200 in the first quarter 2000 compared to 1999 actual is due to higher debt levels subsequent to the Smittybilt acquisition on January 28, 1999.

EXTRAORDINARY LOSS: The Company incurred a $225 ($355, net of $130 deferred income tax benefit) extraordinary charge relating to the defeasance of its Industrial Revenue Bonds related to its Anoka, Minnesota facility.

INCOME TAX BENEFIT: For the three months ended April 2, 2000, the Company recorded a tax benefit of $108. The income tax benefit recorded in the quarter ended April 2, 2000 is lower than both 1999 actual and 1999 pro forma by $542 and $251 respectively. This difference is caused by the Company's increased profitability. The Company's effective tax rate is substantially different than the statutory federal tax rate of 34% due to the amortization of non-tax deductible goodwill.

NET LOSS: The Company's net loss for the three months ended April 2, 2000 was ($303), or ($.03) per share. This compares to a net loss of ($600), or ($.08) per share for the period ended March 31, 1999. On a pro forma basis for the comparable period ended March 31, 1999, the net loss was ($331) or ($.04) per share.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities was $2,791 for the three months ended April 2, 2000 compared to cash provided by operating activities of $2,284 for the three months ended March 31, 1999. The increased use of cash in operating activities for the three months ended April 2, 2000 is primarily due to the build in working capital items, specifically inventory and receivables.

Cash provided by investing activities was $2,741 for the three months ended April 2, 2000 compared to $16,899 of cash used in investing activities for the period ending March 31, 1999. The significant cash used in investing activities related primarily to the acquisition of Smittybilt, Inc. in the first quarter of 1999. The net cash provided by investing activities in the quarter ended April 2, 2000 was primarily the result of the change in restricted cash associated with the defeasance of the Company's Industrial Revenue Bonds, offset by capital purchases.

Cash provided by financing activities was $283 in the three months ended April 2, 2000 and $14,688 in the three months ended March 31, 1999. The significant cash provided by financing activities in 1999 reflects the proceeds from long-term debt and issuance of common stock related to the Smittybilt acquisition.

The Company believes that its $30 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of April 2, 2000, the Company had borrowed $13,333 under its revolving credit line and had additional availability of $16,667.

Consolidated assets have decreased $2,076 from $226,669 at December 31, 1999 to $224,593 at April 2, 2000. The decrease in assets reflects primarily the amortization of intangibles, property plant and equipment, and the change in restricted cash, offset by the increase in working capital items, specifically inventories and receivables.

YEAR 2000 COMPLIANCE:

The Company's program to address the Year 2000 issue consisted of the following phases: awareness, assessment, remediation, testing and contingency planning. As of December 31, 1999, all phases were completed. The Company did not experience any disruption of business as a result of the Year 2000 and no significant known issues have resulted since the conversion on January 1, 2000.

The Company made every effort to assess its Year 2000 risks related to significant relationships with its critical third party suppliers and customers. Despite these efforts, the Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner. However, the Company is not currently aware of any problems related to year 2000, which would significantly impact its operation. The Company spent approximately $900 to convert its systems to become Y2K compliant. These costs were incurred during 1998 and 1999, of which a portion was capitalized and the remainder charged to earnings in the respective years. These charges did not materially impact the Company's results of operations.

OUTLOOK:

The acquisitions of Ventshade in 1998 and Smittybilt in 1999 brought to the Company significant new product lines, outstanding customer service levels, operational strengths to address new production methods, enhanced design and engineering capabilities and new market channels.

The Company has a strong presence with the majority of the warehouse distributors and an OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors and aluminum products. Ventshade strengthened the Company's light truck accessories with its key product lines such as bugflectors, ventshades and ventvisors. In addition, Ventshade contributed an increased presence in the mass merchandiser and retail specialty markets. Smittybilt enhanced the Company's product line with its chromed and painted tubular accessory products.

Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating more and more in the distribution of automotive accessories. The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers and OEMs. This shift has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to plastic and fiberglass product lines.

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

In the quarter ended April 2, 2000, the Company continued its integration of its information systems into a single platform for Lund and Deflecta-Shield. This process is expected to be completed by the end of the second quarter 2000.

On April 26, 2000, the Company announced a plan to outsource the fiberglass production at its Anoka, Minnesota facility. The Company anticipates phasing out production over a six-month period with completion to occur by November. The Company anticipates taking a $500 - $700 restructuring charge primarily during the second and third quarters of 2000 related to this outsourcing decision.

As a result of its acquisitions, the Company has significant goodwill. The Company currently amortizes goodwill over a forty-year period. The Company believes that, based on an historical perspective, and the fact that the products it manufactures and sells are not appreciably influenced by technological changes, the forty-year amortization period is appropriate. However, the Company cannot ensure that regulatory decisions made outside of its control might require it to shorten the period used to amortize goodwill currently recorded or goodwill arising from future acquisitions. Reducing the goodwill amortization period would not have any cash effect on the Company; however, it may significantly impact future earnings due to a higher goodwill charge.

The Company remains committed to growth through acquisitions and will continue to seek out opportunities that add value to its existing base of business.

FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 2, 2000. The Company does not enter into hedging or derivative instruments.

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

FORWARD LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Statements made in this Form 10-Q relating to future financial results, the effects of the acquisitions, company operations, developments, trends and market analysis, among others, are forward-looking statements. These statements involve risks and uncertainties that could cause results to differ materially from those anticipated. Management believes that all statements that express expectations and projections with respect to future matters related to the Company's acquisitions could result in differences, including: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate acquired companies or to control costs associated with such integration; and the representations, warranties and covenants in the merger and purchase agreements proving to be materially untrue. In addition, the business and operations of the Company, and its projected results, include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market;

sales of heavy trucks, which are cyclical; and timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements. However, the Company believes that these are forward-looking statements within the meaning of the act.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 5.     Other Information

(a)         None



Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

            15 Awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

            27.1   Financial Data Schedule

(b)         Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000

                                    LUND INTERNATIONAL HOLDINGS, INC.
                                    (Registrant)



                                    By:   /s/ Dennis W. Vollmershausen
                                          --------------------------------------
                                          Dennis W. Vollmershausen
                                          President and Chief Executive Officer

                                    By:   /s/ Edmund J. Schwartz
                                          --------------------------------------
                                          Edmund J. Schwartz
                                          Chief Financial Officer