Form 10-Q
period 2000-07-02
LUND INTERNATIONAL HOLDINGS INC
filed 2000-08-14
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended July 2, 2000
                                                              ------------

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

As of July 28, 2000, 7,874,381 shares of the registrant's common stock, $.10 par value, and 1,493,398 shares of the registrant's Class B-1 common stock, $.01 par value, were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                         Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                             1-2
          July 2, 2000 (Unaudited) and December 31, 1999

          Consolidated Statements of Operations (Unaudited)                   3
          Three Months Ended July 2, 2000 and June 30, 1999

          Consolidated Statements of Operations (Unaudited)                   4
          Six Months Ended July 2, 2000 and June 30, 1999

          Consolidated Statements of Cash Flows (Unaudited)                   5
          Six Months Ended July 2, 2000 and June 30, 1999

          Notes to Condensed Consolidated Financial Statements (Unaudited)  6-9

          Report of Independent Accountants                                  10

Item 2.   Management's Discussion and Analysis of Financial               11-19
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20

Item 4.   Submission of Matter to a Vote of Security Holders                 20

Item 5.   Other Information                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                20-21

          Signatures                                                         22

          Exhibits                                                        23-24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             July 2,               December 31,
                                              2000                     1999
                                           ----------               ----------
                                           (unaudited)

ASSETS

Current assets:

      Cash                                 $      696                $     448

      Restricted cash                               -                    3,387

      Accounts receivable, net                 39,486                   32,836

      Inventories                              22,345                   24,214

      Deferred income taxes                     5,231                    5,301

      Other current assets                      1,218                      902
                                           ----------               -----------

         Total current assets                  68,976                   67,088


Property and equipment, net                    30,152                   31,331

Intangibles, net                              121,848                  124,502

Other assets                                    3,385                    3,748
                                           ----------               -----------
         Total assets                      $  224,361               $  226,669
                                           ==========               ===========







                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                  July 2,       December 31,
                                                                   2000             1999
                                                                -----------      -----------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable, trade                                    $    11,828     $    10,995
     Accrued expenses                                                14,502          16,055
     Long-term debt, current portion                                  7,686           9,591
                                                                ------------    ------------
        Total current liabilities                                    34,016          36,641

Long-term debt, less current portion                                 95,535          95,118
Deferred income taxes                                                 5,877           5,931
Other liabilities                                                       628             656
                                                                ------------    ------------
     Total liabilities                                              136,056         138,346
                                                                ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 167 issued and outstanding
        at July 2, 2000 and December 31, 1999                             2               2
     Common stock, $.10 par value;
        authorized 25,000 shares;  7,874 issued and
        outstanding at July 2, 2000 and December 31, 1999               787             787
     Class B-1 Common Stock, $.01 par value;
        authorized 3,000 shares; 1,493 issued and
        outstanding at July 2, 2000 and December 31, 1999                15              15
     Additional paid-in capital                                      64,277          64,277
     Retained earnings                                               23,224          23,242
                                                                ------------    -----------
        Total stockholders' equity                                   88,305          88,323
                                                                ------------    -----------
        Total liabilities and stockholders' equity              $   224,361     $   226,669
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                          Three Months Ended
                                                          ------------------
                                                       July 2,         June 30,
                                                         2000            1999
                                                      -----------   ------------
Net sales                                              $  51,048      $  54,239
Cost of goods sold                                        36,575         38,413
                                                      -----------   ------------
     Gross profit                                         14,473         15,826

Operating expenses
     General and administrative                            3,588          4,226
     Selling and marketing                                 5,024          5,673
     Research and development                                557            915
     Amortization of intangibles                           1,336          1,337
                                                      -----------   ------------
        Total operating expenses                          10,505         12,151

Income from operations                                     3,968          3,675

Interest expense                                          (3,247)        (3,161)
Interest income and other, net                               (38)             7
                                                      -----------   ------------
Income before income taxes                                   683            521

Income tax expense (benefit)                                 398            (19)
                                                      -----------   ------------
           Net income                                  $     285      $     540
                                                      ===========   ============
Basic net income per share                             $    0.03      $    0.07
                                                      ===========    ===========
Diluted net income per share                           $    0.03      $    0.06
                                                      ===========    ===========

Weighted average common shares                             9,368          7,804
                                                      ===========    ===========


Weighted average common and common equivalent shares      10,078          8,496
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                         Six Months Ended
                                                         ----------------
                                                        July 2,       June 30,
                                                         2000          1999
                                                       --------      --------

Net sales                                              $ 98,113      $ 98,641
Cost of goods sold                                       70,232        70,363
                                                       --------      --------
     Gross profit                                        27,881        28,278

Operating expenses

     General and administrative                           7,398         7,933

     Selling and marketing                                9,518        10,436

     Research and development                             1,282         1,813

     Amortization of intangibles                          2,653         2,634
                                                       --------      --------

        Total operating expenses                         20,851        22,816


Income from operations                                    7,030         5,462


Interest expense                                         (6,509)       (6,224)

Interest income and other, net                              (24)           33
                                                       --------      --------
Income (loss) before income taxes                           497          (729)
Income tax expense (benefit)                                290          (669)
                                                       --------      --------
Income (loss) before extraordinary item                     207           (60)
Extraordinary item, less income tax benefit of $130        (225)           --
                                                       --------      --------
           Net loss                                    $    (18)     $    (60)
                                                       ========      ========

Basic and diluted net loss per share:
Income (loss) before extraordinary item                $   0.02      $  (0.01)
Extraordinary item                                        (0.02)           --
                                                       --------      --------
               Net loss                                $  (0.00)     $  (0.01)
                                                       ========      ========


Weighted average common shares                            9,368         7,804
                                                       ========      ========
Weighted average common and common
      equivalent shares                                   9,368         7,804
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                        ----------------
                                                                    July 2,           June 30,
                                                                      2000              1999
                                                                    -------           ---------
Cash flows from operating activities:
  Net loss                                                          $   (18)         $   (60)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                                  2,909            3,083
        Amortization                                                  3,226            3,228
        Deferred income taxes                                            16           (2,132)
        (Recovery of) provision for doubtful accounts                  (172)             150
        Provision for inventory reserves                              1,526              191
        Gain on disposal of property and equipment                       (7)             (87)
  Changes in operating assets and liabilities, net of
  impact of acquisition in 1999:
        Accounts receivable                                          (6,478)          (8,118)
        Inventories                                                     342              742
        Other assets                                                   (282)           1,814
        Accounts payable, trade                                         833            3,714
        Accrued expenses                                               (551)          (1,702)
        Other liabilities                                               (28)              39
                                                                   --------         --------
        Net cash provided by operating activities                     1,316              862
                                                                   --------         --------
Cash flows from investing activities:
  Purchase of Smittybilt, net of cash acquired                           --          (16,749)
  Purchases of property and equipment                                (1,934)          (3,634)
  Change in restricted cash                                           3,387               --
  Proceeds from sales of property and equipment                         166            1,078
                                                                   --------         --------
        Net cash provided by (used in) investing activities           1,619          (19,305)
                                                                   --------         --------
Cash flows from financing activities:
  Principal payments on long-term debt                              (17,440)         (10,103)
  Proceeds from long-term debt                                       15,709           23,681
  Change in checks issued in excess of bank balances                   (956)            (328)
  Proceeds from issuance of preferred stock                              --            5,000
  Debt issuance costs                                                    --             (315)
                                                                   --------         --------
        Net cash (used in) provided by financing activities          (2,687)          17,935
                                                                   --------         --------
        Net increase (decrease) in cash                                 248             (508)
Cash:
  Beginning of period                                                   448            1,191
                                                                   --------         --------
  End of period                                                    $    696         $    683
                                                                   ========         ========


                   The accompanying notes are an integral part of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - The Company and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation and its subsidiaries, Ventshade Company and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of July 2, 2000, and the consolidated statements of operations and of cash flows for the three months and six months ended July 2, 2000, and June 30, 1999, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The consolidated financial statements and accompanying notes are presented as permitted by the instructions to Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

Upon the funding of $5,000 of senior subordinated notes in connection with the purchase of Smittybilt, Inc. in January 1999, the Company issued a warrant giving the subordinated lenders the right to purchase 184,090 shares of the Company's Common Stock at $.11 per share, or 18,409 shares of Series B Preferred Stock at $1.10 per share under certain circumstances. The warrant was valued at $1,268. The value of the warrant is reflected as a component of additional paid-in capital. The amount is also presented as a discount on the senior subordinated notes and is being amortized to interest expense through December 31, 2006, using the straight-line method, which approximates the effective interest method.

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company for the six months ended June 30, 1999, as if the Smittybilt acquisition had occurred as of January 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the period presented.

                                 Six Months Ended
                                  June 30,1999
                                 ----------------
Net sales                           $99,821
Net loss                               (106)
Basic and diluted
   net income (loss) per share       ($0.01)

C - Inventories

Inventories consisted of the following:

                                         July 2,          December 31,
                                          2000               1999
                                      -------------      -------------
Raw materials                          $    10,376        $    12,285
Finished goods and work in process          11,969             11,929
                                      -------------      -------------
                                       $    22,345        $    24,214
                                      =============      =============

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

A summary of the Company's business activities reported by its three business segments (including the Smittybilt Acquisition only subsequent to January 28, 1999) for the three-month and six month periods ended July 2, 2000 and June 30, 1999 is as follows:

                                 Three Months Ended            Six Months Ended
                                 ------------------           -----------------
                                July 2,      June 30,        July 2,        June 30,
                                 2000           1999           2000           1999
                              ---------      ---------      ---------      ---------
NET SALES:
  Light truck                  $42,838        $45,104        $82,130        $82,276
  Heavy truck                    4,505          5,127          8,758          9,682
  Suspension                     3,705          4,008          7,225          6,683
                               -------        -------        -------        -------
     Total                     $51,048        $54,239        $98,113        $98,641
                               -------        -------        -------        -------

INCOME FROM OPERATIONS:
  Light truck                  $ 2,029        $ 1,973        $ 3,734        $ 2,258
  Heavy truck                    1,289          1,117          2,169          2,370
  Suspension                       650            585          1,127            834
                               -------        -------        -------        -------
     Total                     $ 3,968        $ 3,675        $ 7,030        $ 5,462
                               =======        =======        =======        =======

E - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Company's Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options and warrants ultimately exercisable for the purchase of approximately 2,776 shares for the three months ended July 2, 2000, and 3,486 for the six months ended July 2, 2000. A summary of the Company's common and common equivalent shares is as follows:


                                     Three Months Ended   Six Months Ended
                                        July 2, 2000        July 2, 2000
                                     ------------------   ----------------
Weighted Average Common Shares               9,368              9,368
Dilutive Securities                            710                -
                                     ------------------   ----------------
Weighted Average Common and Common
  Equivalent Shares                         10,078              9,368
                                     ==================   ================

F - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months and six months ended July 2, 2000 or June 30, 1999.

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

Also, on January 28, 2000, the Company entered into a Waiver and First Amendment to its Security Purchase Agreement with its subordinated lenders which waived the Company's defaults that existed up through and including December 31, 1999, under financial covenants established in the original agreement. In addition, the Waiver and First Amendment changed the Company's financial performance covenants contained in the original agreement for the year 2000. The Company incurred a fee of $50 in connection with the Waiver and First Amendment, which was expensed in the fourth quarter of 1999.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of July 2, 2000, and the related consolidated statements of operations for the three months and six months ended July 2, 2000, and June 30, 1999, and consolidated statements of cash flows for the six months ended July 2, 2000, and June 30, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/ PRICEWATERHOUSECOOPERS LLP



PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
July 28, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                ($ in thousands, except share and per share data)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Ventshade Company ("Ventshade"), and Smittybilt, Inc. ("Smittybilt"), designs, manufactures and distributes aftermarket automotive accessories and other products for light trucks, sport utility vehicles and vans ("light trucks"), passenger cars and heavy trucks. Products directed at the light truck and automobile market include side window ventvisors, windshield visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and supplies suspension systems for light trucks.

On December 23, 1998 and January 28, 1999, the Company acquired 100% of the outstanding common stock of Ventshade and Smittybilt, respectively (the "Acquisitions"). The Acquisitions were accounted for under the purchase method of accounting, which required the Company to recognize a $1,150 increase in cost of goods sold in the first six months of 1999 to reflect the write-up of the Acquisitions' finished goods and work-in-process inventories acquired by the Company. The purchase method of accounting for the Acquisitions also resulted in recording fair value adjustments to molds and dies, goodwill and other intangible assets of approximately $56,200 with depreciation and amortization periods ranging from 4 to 40 years. The Company's consolidated results of operations and consolidated statement of cash flows include Ventshade for all of 1999 and Smittybilt from its date of acquisition on January 28, 1999.

To finance the Acquisitions, the Company sold shares of common and preferred stock for $30,000 and received financing of $34,500 from its primary senior lender, seller financing of approximately $900 and financing of $25,000 from senior subordinated lenders, which lenders also received warrants to purchase 704,839 shares of Common Stock, or 70,483.9 shares of Series B Preferred Stock.

On January 31, 1999, the Company sold the assets, principally property and equipment, of its Fibernetics specialty fiberglass and plastics division in Compton, California for approximately $1,000. The loss on the sale of these assets was not material.

RESULTS OF OPERATIONS:


                                       Three Months Ended
                                    --------------------------
                                     July 2,         June 30,
                                      2000             1999
                                    -------          ---------
NET SALES:
  Light truck                       $ 42,838         $ 45,104
  Heavy truck                          4,505            5,127
  Suspension                           3,705            4,008
                                    --------         --------
     Total                            51,048           54,239
                                    --------         --------

INCOME FROM OPERATIONS:
  Light truck                          2,029            1,973
  Heavy truck                          1,289            1,117
  Suspension                             650              585
                                    --------         --------
     Total                             3,968            3,675

Other income (expense), net:
  Interest expense                    (3,247)          (3,161)
  Other, net                             (38)               7
                                    --------         --------

INCOME BEFORE INCOME TAXES          $    683         $    521
                                    ========         ========


                                             Six Months Ended
                                         -------------------------
                                          July 2,          June 30,
                                           2000             1999
                                         --------         --------
NET SALES:
  Light truck                            $ 82,130         $ 82,276
  Heavy truck                               8,758            9,682
  Suspension                                7,225            6,683
                                         --------         --------
     Total                                 98,113           98,641
                                         --------         --------

INCOME FROM OPERATIONS:
  Light truck                               3,734            2,258
  Heavy truck                               2,169            2,370
  Suspension                                1,127              834
                                         --------         --------
     Total                                  7,030            5,462

Other income (expense), net:
  Internet expense                         (6,509)          (6,224)
  Other, net                                  (24)              33
                                         --------         --------

INCOME (LOSS) BEFORE INCOME TAXES        $    497         $   (729)
                                         ========         ========

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                      Three Months Ended July 2, 2000
                              ---------------------------------------------
                                  July 2, 2000            June 30, 1999
                              -------------------    ----------------------
Net sales                      $ 51,048    100.0%       $ 54,239     100.0%
Gross profit                     14,473     28.4          15,826      29.2
General and administrative        3,588      7.0           4,226       7.8
Selling and marketing             5,024      9.8           5,673      10.5
Research and development            557      1.1             915       1.7
Amortization of intangibles       1,336      2.6           1,337       2.5
Income from operations            3,968      7.8           3,675       6.8
Other expense, net                3,285      6.4           3,154       5.8
Income tax expense (benefit)        398      0.8             (19)      0.0
Net income                        $ 285      0.6%         $  540       1.0%

                                      Six Months Ended July 2, 2000
                              ---------------------------------------------
                                  July 2, 2000            June 30, 1999
                              -------------------      --------------------
Net sales                      $ 98,113    100.0%       $ 98,641     100.0%
Gross profit                     27,881     28.4          28,278      28.7
General and administrative        7,398      7.5           7,933       8.0
Selling and marketing             9,518      9.7          10,436      10.6
Research and development          1,282      1.3           1,813       1.8
Amortization of intangibles       2,653      2.7           2,634       2.7
Income from operations            7,030      7.2           5,462       5.5
Other expense, net                6,533      6.7           6,191       6.3
Income tax expense (benefit)        290      0.3            (669)     (0.7)
Extraordinary loss                  225      0.2               -       0.0
Net loss                       $    (18)     0.0%       $    (60)     (0.1%)

THREE MONTHS ENDED JULY 2, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES: Consolidated net sales for the three months ended July 2, 2000, were $51,048, a decrease of $3,191 from consolidated net sales of $54,239 for the three months ended June 30, 1999. This decrease was primarily attributed to the following factors: (i) Light Truck net sales declined by $2,266, or 5.0%, (ii) Heavy Truck sales decreased by $622, or 12.1%, (iii) Suspension sales fell by $303, or 7.6%. Light Truck sales reflected a decline in the sales of aftermarket hood shields somewhat offset by a strong performance in the sale of storage boxes. Heavy truck continued to experience a "softness" in its markets as a result of the lingering effect of higher fuel prices. Although the Suspension business recorded a shortfall in the quarter, when compared to the prior year, there continued to be a strong demand for its products.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended July 2, 2000, was 28.4% of net sales compared to 29.2% of net sales for the three months ended June 30, 1999. The three months ended July 2, 2000 reflected a slight margin decline compared to 1999 due to a combination of inefficiencies experienced in one of the Light Truck manufacturing operations and higher than anticipated cost of aluminum, offset by product cost reduction programs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,588, or 7.0% of net sales, for the three months ended July 2, 2000, compared to $4,226, or 7.8% of net sales, for the comparable three month period ended June 30, 1999. This decrease of $638 reflected approximately a 15% decline in general and administrative costs in the quarter. This favorable performance reflected the results of lower headcount and salaries associated with a prior management reorganization, the closing of the Company's warehouse operations in Iowa and a benefit from better than expected collection of problem accounts receivable, which resulted in a reduction in the allowance for doubtful accounts of $450. The quarter also included approximately $300 in consulting fees associated with the Company's plan to restructure its businesses and the relocation of its Suspension business from its Coldwater, MI facility to its manufacturing operation in Corona, CA.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $5,024, or 9.8% of net sales, for the three months ended July 2, 2000, compared to $5,673, or 10.5% of net sales, for the three months ended June 30, 1999. This favorable development resulted primarily from a concentrated effort to reduce promotional spending that does not provide an acceptable payback, especially in the acquisition of new distribution opportunities.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $557, or 1.1% of net sales, for the three months ended July 2, 2000, compared to $915, or 1.7% of net sales, for the three months ended June 30, 1999. This favorable development resulted primarily from the combination of delaying specific product development programs and cost reductions. During the end of the second quarter, the Company began to add additional resources to accelerate its effort on completing planned product development programs

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,336 for the three months ended July 2, 2000, compared to $1,337 for the three months ended June 30, 1999. This expense remained comparable to last year, since no additional acquisitions were made after the Smittybilt purchase in January 1999.

INCOME FROM OPERATIONS: Income from operations for the three months ended July 2, 2000, was $3,968, or 7.8% of net sales, compared to $3,675, or 6.8% of net sales for the period ended June 30, 1999. The favorable operating income performance was achieved on lower sales volumes, primarily offset by reductions in selling, general and administrative expenses.

OTHER EXPENSE, NET: Other expense, net, was $3,285 for the three months ended July 2, 2000, compared to $3,154 for the three months ended June 30, 1999. The increase in interest expense was primarily the result of escalating interest rates in 2000 versus the prior year, offset to some extent by lower debt levels.

INCOME TAX BENEFIT: For the three months ended July 2, 2000, the Company recorded a tax expense of $398. The income tax expense recorded in the quarter ended July 2, 2000, was the result of increased profitability when comparing the two quarters. The Company's effective tax rate is substantially different than the statutory federal tax rate of 34% due to the amortization of non-tax deductible goodwill.

NET INCOME: The Company's net profit for the three months ended July 2, 2000, was $285, or $.03 per share. This compares to a net profit of $540, or $.06 per share, for the three months period ended June 30, 1999.

SIX MONTHS ENDED JULY 2, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES: Consolidated net sales for the six months ended July 2, 2000, were $98,113 versus $98,641 for the six months ended June 30, 1999. The decline of $528 was primarily attributable to the following factors: (i) Light Truck net sales declined by $146, (ii) Heavy Truck sales decreased by $924, or 9.5%, (iii) Suspension net sales increased by $542, or 8.1%. The Light Truck division's decline in sales volume of plastic products was predominantly offset by increases in the sales of aluminum storage boxes and stronger sales from the division's Smittybilt business. Smittybilt manufactures powder painted, chrome plated and polished stainless steel products.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the six months ended July 2, 2000, was 28.4% of net sales compared to 28.7% for the six month period ended June 30, 1999. The 1999 period included purchase accounting adjustments charged to cost of goods sold in the amount of $1,150, related to the write up of inventories associated with acquisitions made by the Company. Excluding the purchase accounting adjustment, the comparable gross profit figure was 29.8% in 1999. The decline in margin included manufacturing inefficiencies experienced in the Light Truck division, higher than anticipated cost of aluminum used in the manufacturing of storage boxes and unfavorable sales mix. These negatives were offset by price concessions attained in the purchase of plastic resin, other product cost reduction programs initiated during the year and, to a lesser extent, price increases on specific products.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $7,398, or 7.5% of net sales for the six months ended July 2, 2000, compared to $7,933, or 8.0% of net sales for the comparable six month period ended June 30, 1999. The decrease of $535, or 6.7%, is the result of various cost reduction efforts, lower corporate costs relating to salaries and information systems and better than anticipated collection of problem accounts receivable resulting in a favorable adjustment to bad debt expense. On a year-to-date basis the Company incurred approximately $500 in consulting fees associated with the Company's plan to restructure its business operations and relocate its Suspension business from its Coldwater, MI facility to its manufacturing operation in Corona, CA.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $9,518, or 9.7% of net sales for the six month period ended July 2, 2000, compared to $10,436, or 10.6% of net sales for the six month period ended June 30, 1999. The decrease of $918 was primarily attributed to a concentrated effort by the Company to evaluate its sales and marketing program spending, particularly in the acquisition of new distribution opportunities.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $1,282, or 1.3% of net sales for the six month period ended July 2, 2000, compared to $1,813, or 1.8% of net sales for the period ended June 30, 1999. The decrease of $531 was primarily the result of delaying some development programs and cost reductions. However, the Company began to accelerate its effort to complete certain development programs at the end of the second quarter.

AMORTIZATION OF INTANGIBLES: Amortization expense was $2,653, or 2.7% of net sales for the six month period ended July 2, 2000, compared to $2,634, or 2.7% of net sales for the period ended June 30, 1999. This expense remained comparable to last year because the Company did not make any acquisitions since January 1999.

INCOME FROM OPERATIONS: Income from operations for the six months ended July 2, 2000, was $7,030, or 7.2%, of the net sales compared to $5,462, or 5.5% of net sales for the six month period ended June 30, 1999. The increase of $1,568, or 28.7%, resulted from the effect of slightly lower sales volumes being offset by reductions in selling, general and administrative expenses.

OTHER EXPENSE, NET: Other expense was $6,533 for the six month period ended July 2, 2000, compared to $6,191 for the six month period ended June 30, 1999. Interest expense, which is the predominant item in other expense, increased as a result of higher rates offset by lower debt levels.

INCOME TAX EXPENSE (BENEFIT): An income tax expense of $290 was recorded for the six month period ended July 2, 2000, compared to an income tax benefit of $669 for the six month period ended June 30, 1999. The Company's effective tax rate is substantially higher than the statutory federal tax rate of 34% due to amortization of non-tax deductible goodwill recorded in connection with the Acquisitions.

NET LOSS PER SHARE: The Company's net loss for the six months ended July 2, 2000, was $18, which is less than a penny per share compared to a $60 net loss, or $.01 per share for the period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $1,316 for the six months ended July 2, 2000, and $862 for the six months ended June 30, 1999. The slight increase is due primarily to improved working capital changes.

Cash provided by investing activities was $1,619 for the six months ended July 2, 2000, compared to $19,305 of cash used in investing activities for the period ending June 30, 1999. The significant cash used in investing activities in 1999 related primarily to the acquisition of Smittybilt, Inc. in the first quarter of 1999. The net cash provided by investing activities in the six months ended July 2, 2000 was primarily the result of the change in restricted cash associated with the defeasance of the Company's Industrial Revenue Bonds, offset by capital purchases.

Cash used in financing activities was $2,687 in the six months ended July 2, 2000, compared to $17,935 of cash provided by financing activities in the six months ended June 30, 1999. The significant cash provided by financing activities in 1999 reflected the proceeds from long-term debt and issuance of common stock related to the Smittybilt acquisition. The net cash used in financing activities for the six months ended July 2, 2000 primarily consisted of principal payments on long-term debt.

The Company believes that its $30 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of July 2, 2000, the Company had borrowed $12,603 under its revolving credit line and had additional availability of $17,397.

Consolidated assets have decreased $2,308 from $226,669 at December 31, 1999, to $224,361 at July 2, 2000. The decrease in assets reflected primarily the amortization of intangibles, property plant and equipment, and the change in restricted cash, offset by the increase in working capital items, most notably, accounts receivable.

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

OUTLOOK:

As a result of its most recent acquisitions, the Company has added new product lines, improved its customer service levels, increased operational strengths with new production methods and enhanced its design and engineering capabilities.

The Company has a significant presence with the majority of the warehouse distributors, and an OEM presence in both the light truck and heavy truck markets, especially in key product lines such as bug shields/hood protectors and aluminum products. The Company's Auto Ventshade business has strengthened its light truck accessories product offering with key hood shield product lines, ventshades and ventvisors. Ventshade has also contributed an increased presence in mass merchandisers and retail specialty markets. Smittybilt enhanced the Company's product line with its chromed and painted tubular accessory products.

Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating to a greater extent in the distribution of automotive accessories. The impact of increased channel competition is shifting a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers and OEMs. This shift has resulted in increased competition within the warehouse distributor channel and created pricing pressures, especially as it relates to plastic and fiberglass product lines.

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

In the quarter ended July 2, 2000, the Company completed the integration of its information systems into a single platform for Lund and Deflecta-Shield. These businesses now share common systems, increasing the effectiveness of data management between manufacturing facilities.

On April 26, 2000, the Company announced a plan to outsource the fiberglass production at its Anoka, Minnesota facility. The Company is executing its plan to phase out fiberglass production at Anoka. The expected completion date is November 30, 2000. The Company will incur a $500-$700 restructuring charge in the third and fourth quarters of 2000 related to this outsourcing decision.

In its 1999 Annual Report and Report on Form 10-K, the Company disclosed that on March 21, 2000, it received a letter from Nasdaq. The letter indicated that the Company was not in compliance with Marketplace Rule 4450(b)(4) (the"Rule"), because the Company's stock had not maintained a minimum bid price of $5.00 over thirty consecutive trading days as required on the Nasdaq National Market under Maintenance Standard 2.

The Company was unable to regain compliance with the Rule during the allotted time period, which ended June 19, 2000. On or before June 19, 2000, the Company appealed to Nasdaq to remain on the Nasdaq National Market under an alternative maintenance standard (Maintenance Standard 1). A Nasdaq Hearing Panel reviewed the Company's appeal at a hearing on July 17, 2000. The Panel rejected the Company's appeal, but is allowing the Company approximately sixty days to gain compliance under Maintenance Standard 1. There can be no assurance that the Company will be able to maintain its National Market listing. In addition, there is no assurance that, if the Company is unable to maintain its National Market listing, it will qualify for listing on the Nasdaq Small Cap Market.

The Company remains committed to growth through acquisitions and will continue to seek out opportunities that add value to its existing base of business.

FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at July 2, 2000. The Company does not enter into hedging or derivative instruments.

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

FORWARD LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Statements made in this Form 10-Q relating to future financial results, the effects of the acquisitions, Company operations, developments, trends and market analysis, and continued Nasdaq listing, small cap or otherwise, among others, are forward-looking statements. These statements involve risks and uncertainties that could cause results to differ materially from those anticipated. Management believes that all statements that express expectations and projections with respect to future matters related to the Company's acquisitions could result in differences, including: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate acquired companies or to control costs associated with such integration; and the representations, warranties and covenants in the merger and purchase agreements proving to be materially untrue. In addition, the business and operations of the Company, and its projected results, include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; and timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements. However, the Company believes that these are forward-looking statements within the meaning of the Act.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 4            Submission of Matter to a Vote of Security Holders

On April 27, 2000, the Company held its annual meeting of stockholders. At the meeting, the number of directors was set at seven and, Lawrence C. Day, David E. Dovenberg, Ira D. Kleinman, Robert Schoeberl, Dennis W. Vollmershausen, and Harvey J. Wertheim were elected to serve as directors of the Company for 2000. In addition, the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000 was approved.

The following table provides the number of votes for, against, withheld, as well as the number of abstentions and broker non-votes as to each matter submitted to a vote of stockholders at the meeting.

Matter:

                                       Withheld                        Broker
                              For      Authority  Against  Abstention  Non-votes
--------------------------------------------------------------------------------
Set Number of
Directors at Seven         5,776,516               19,860    9,743

Election of Directors

Lawrence C. Day            5,788,453    27,966
David E. Dovenberg         5,788,253    28,166
Ira D. Kleinman            5,787,953    28,466
Robert Schoeberl           5,787,653    28,766
Dennis W. Vollmershausen   5,787,953    28,466
Harvey J. Wertheim         5,787,853    28,566

Approval of Selection of
PricewaterhouseCooper LLP  5,781,956                6,900   17,263



Item 5.           Other Information

(a)               None



Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits:         None

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

Date: August 10, 2000

                                  LUND INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)



                                  By:      /s/ Dennis W. Vollmershausen
                                           ----------------------------
                                           Dennis W. Vollmershausen
                                           President and Chief Executive Officer

                                  By:      /s/ Edmund J. Schwartz
                                           ----------------------------
                                           Edmund J. Schwartz
                                           Chief Financial Officer