Form 10-Q
period 2000-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 2000-11-14
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 1, 2000
                                                ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to
         __________

                         Commission File Number 0-16319

                        LUND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 41-1568618
(State or other jurisdiction                                  (I.R.S. Employer
     of organization)                                        Identification No.)

                       3700 CRESTWOOD PARKWAY, SUITE 1000
                              DULUTH, GEORGIA 30096

Registrant's telephone number, including area code:  (770) 688-2050
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

As of November 3, 2000, 9,367,779 shares of the registrant's common stock, $.10 par value were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets                         1-2
             October 1, 2000 (Unaudited) and December
             31, 1999

             Consolidated Statements of Operations                           3
             (Unaudited)Three Months Ended October 1, 2000
             and September 30, 1999

             Consolidated Statements of Operations (Unaudited)               4
             Nine Months Ended October 1, 2000 and September 30, 1999

             Consolidated Statements of Cash Flows (Unaudited)               5
             Nine Months Ended October 1, 2000 and September 30, 1999

             Notes to Condensed Consolidated Financial Statements         6-10
             (Unaudited)

             Report of Independent Accountants                              11

Item 2.      Management's Discussion and Analysis of Financial           12-21
             Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                              22

Item 5.      Other Information                                              22

Item 6.      Exhibits and Reports on Form 8-K                               22

             Signatures                                                     23


             Exhibits                                                    24-25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                 October 1,       December 31,
                                    2000             1999
                                  --------         --------
                                (unaudited)
ASSETS

Current assets:
      Cash                        $    310         $    448
      Restricted cash                   --            3,387
      Accounts receivable, net      34,330           32,836
      Inventories                   24,716           24,214
      Deferred income taxes          5,732            5,301
      Other current assets             964              902
                                  --------         --------
         Total current assets
                                    66,052           67,088

Property and equipment, net         29,375           31,331
Intangibles, net                   120,513          124,502
Other assets                         3,220            3,748
                                  --------         --------
         Total assets             $219,160         $226,669
                                  ========         ========


                   The accompanying notes are an integral part of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                   October 1,    December 31,
                                                                      2000           1999
                                                                  ------------    ------------
                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                      $      9,692    $     10,995
     Accrued expenses                                                   13,684          16,055
     Long-term debt, current portion                                    79,985           9,591
                                                                  ------------    ------------
        Total current liabilities                                      103,361          36,641

Long-term debt, less current portion                                    22,568          95,118
Deferred income taxes                                                    5,877           5,931
Other liabilities                                                          562             656
                                                                  ------------    ------------
     Total liabilities                                                 132,368         138,346
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 167 issued and
        outstanding at October 1, 2000
        and December 31, 1999                                                2               2
     Common stock, $.10 par value;
        Authorized 25,000 shares; 9,368 and
        7,874 issued and outstanding
        at October 1, 2000 and December 31, 1999, respectively             937             787
     Class B Common Stock, $.01 par value;
        authorized 3,000 shares; none issued
        and outstanding at October 1, 2000, 1,493
        issued and outstanding at December 31, 1999                         --              15
     Additional paid-in capital                                         64,142          64,277
     Retained earnings                                                  21,711          23,242
                                                                  ------------    ------------
        Total stockholders' equity                                      86,792          88,323
                                                                  ------------    ------------
        Total liabilities and stockholders' equity                $    219,160    $    226,669
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                              Three Months Ended
                                                        ----------------------------
                                                         October 1,      September 30,
                                                           2000              1999
                                                        ------------     ------------
Net sales                                               $     42,367     $     49,418
Cost of goods sold                                            30,931           35,445
                                                        ------------     ------------
     Gross profit                                             11,436           13,973

Operating expenses
     General and administrative                                3,559            3,789
     Selling and marketing                                     4,599            5,184
     Research and development                                    661              862
     Amortization of intangibles                               1,336            1,335
                                                        ------------     ------------
        Total operating expenses                              11,170           10,155

Income from operations                                         1,281            2,803
Interest expense                                              (3,211)          (3,135)
Interest income and other, net                                   (70)              58
                                                        ------------     ------------
Loss before income taxes                                      (2,000)
                                                                                 (274)

Income tax (benefit) expense                                    (487)           1,161
                                                        ------------     ------------
           Net loss                                     $     (1,513)    $     (1,435)
                                                        ============     ============
Basic and diluted net loss per share                    $      (0.16)    $      (0.17)
                                                        ============     ============


Weighted average common shares                                 9,368            8,535
                                                        ============     ============

Weighted average common and common equivalent shares           9,368            8,535
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                               Nine Months Ended
                                                        ----------------------------
                                                          October 1,     September 30,
                                                            2000             1999
                                                        ------------     ------------
Net sales                                               $    140,480     $    148,059
Cost of goods sold                                           101,163          105,808
                                                        ------------     ------------
     Gross profit                                             39,317           42,251

Operating expenses
     General and administrative                               10,957           11,721
     Selling and marketing                                    14,117           15,621
     Research and development                                  1,943            2,675
     Amortization of intangibles                               3,989            3,969
                                                        ------------     ------------
        Total operating expenses
                                                              31,006           33,986


Income from operations                                         8,311            8,265
Interest expense                                              (9,720)          (9,359)
Interest income and other, net                                   (94)              91
                                                        ------------     ------------
Loss before income taxes                                      (1,503)          (1,003)
Income tax (benefit) expense                                    (197)             492
                                                        ------------     ------------
Loss before extraordinary item                                (1,306)          (1,495)
Extraordinary item, less income tax benefit of $130             (225)              --
                                                        ------------     ------------
           Net loss                                     $     (1,531)    $     (1,495)
                                                        ============     ============

Basic and diluted net loss per share:
Loss before extraordinary item                          $      (0.14)    $      (0.19)
Extraordinary item                                             (0.02)              --
                                                        ------------     ------------
               Net loss                                 $      (0.16)    $      (0.19)
                                                        ============     ============
Weighted average common shares                                 9,368            8,050
                                                        ============     ============
Weighted average common and common equivalent shares           9,368            8,050
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                      Nine Months Ended
                                                               -----------------------------
                                                                October 1,      September 30,
                                                                   2000             1999
                                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                                     $     (1,531)    $     (1,495)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                                  4,348            4,737
        Amortization                                                  4,846            4,861
        Deferred income taxes                                          (485)          (2,132)
        (Recovery of) provision for doubtful accounts                  (217)              34
        Provision for inventory reserves                              2,255               94
        Extraordinary loss on early extinguishment of debt              355                0
        Loss (gain) on disposal of property and equipment               135             (157)
  Changes in operating assets and liabilities, net of
    impact of acquisition in 1999:
        Accounts receivable                                          (1,277)            (744)
        Inventories                                                  (2,757)             303
        Other assets                                                   (103)           1,994
        Accounts payable, trade                                      (1,303)           3,102
        Accrued expenses                                             (1,331)          (1,395)
        Other liabilities                                               (94)              44
                                                               ------------     ------------
        Net cash provided by operating activities                     2,841            9,246
                                                               ------------     ------------
  Cash flows from investing activities:
    Purchase of Smittybilt, net of cash acquired                         --          (16,749)
    Purchases of property and equipment                              (2,760)          (4,985)
    Proceeds from sales of property and equipment                       167              592
    Other investing activities                                           --              938
                                                               ------------     ------------
        Net cash used in investing activities                        (2,593)         (20,204)
                                                               ------------     ------------
  Cash flows from financing activities:
    Principal payments on long-term debt                            (26,495)         (18,331)
    Proceeds from long-term debt                                     27,082           25,122
    Change in checks issued in excess of bank balances                 (973)          (1,340)
    Proceeds from issuance of preferred stock                            --            5,000
    Debt issuance costs                                                  --             (315)
                                                               ------------     ------------
        Net cash (used in) provided by financing activities            (386)          10,136
                                                               ------------     ------------
        Net decrease in cash                                           (138)            (822)
  Cash:
    Beginning of period                                                 448            1,191
                                                               ------------     ------------
    End of period                                              $        310     $        369
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

                        LUND INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands except per share amounts)

A - The Company and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation and its subsidiaries, Ventshade Company and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of October 1, 2000 and the consolidated statements of operations and of cash flows for the three months and nine months ended October 1, 2000 and September 30, 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 1999 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1999, which were included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

The following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company for the nine months ended September 30, 1999, as if the Smittybilt acquisition had occurred as of January 1, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the period presented.

                                          Nine Months Ended
                                          September 30,1999
                                          -----------------
Net sales                                    $149,239
Net loss                                       (1,845)
Basic and diluted
   net loss per share                         ($ 0.23)

C - Inventories

Inventories consisted of the following:
                                       October 1,     December 31,
                                          2000            1999
                                      ------------    ------------
Raw materials                         $     10,686    $     12,285
Finished goods and work in process          14,030          11,929
                                      ------------    ------------
                                      $     24,716    $     24,214
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

A summary of the Company's business activities reported by its three business segments (including the Smittybilt Acquisition subsequent to January 28, 1999) for the three-month and nine-month periods ended October 1, 2000 and September 30, 1999 is as follows:


                            Three Months Ended        Nine Months Ended
                            ------------------        -----------------
                          October 1, September 30, October 1, September 30,
                             2000          1999        2000       1999
                           --------     --------    --------    --------
NET SALES:
  Light truck              $ 37,417     $ 41,310    $119,547    $123,586
  Heavy truck                 3,451        4,869      12,209      14,551
  Suspension                  1,499        3,239       8,724       9,922
                           --------     --------    --------    --------
     Total                 $ 42,367     $ 49,418    $140,480    $148,059
                           --------     --------    --------    --------

INCOME FROM OPERATIONS:
  Light truck              $  1,233     $    886    $  4,967    $  3,144
  Heavy truck                   607        1,554       2,776       3,924
  Suspension                   (559)         363         568       1,197
                           --------     --------    --------    --------
     Total                 $  1,281     $  2,803    $  8,311    $  8,265
                           ========     ========    ========    ========


E - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Company's Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options and warrants ultimately exercisable for the purchase of approximately 3,478 shares for the three months and nine months ended October 1, 2000. A summary of the Company's common and common equivalent shares is as follows:


                                      Three Months   Nine Months
                                          Ended         Ended
                                    October 1, 2000 October 1, 2000
                                    --------------- ---------------
Weighted Average Common Shares               9,368           9,368
Dilutive Securities                             --              --
                                      ------------    ------------
Weighted Average Common and Common
  Equivalent Shares                          9,368           9,368
                                      ============    ============

F - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months and nine months ended October 1, 2000 or September 30, 1999.

G - Credit Agreement and Securities Purchase Agreement

As of October 1, 2000 the Company was not in compliance with two of the financial covenants of the Waiver and Third amendment to its consolidated $106.5 million loan facility ("the Credit Agreement") between the Company and Heller Financial, Inc. ("Agent and Lender"). On November 13, 2000 the Company entered into a Waiver and Fourth Amendment ("Amendment") to its Credit Agreement which waived the Company's defaults that existed up through and including October 1, 2000 under financial covenants established in the Waiver and Third Amendment to its Credit Agreement. In addition, the Amendment changed financial performance covenants contained in the Waiver and Third Amendment for the fourth quarter of 2000. The Amendment also placed restrictions on the proceeds from the sale of certain real estate and payment of management fees. Although the Company has received a waiver of its covenant defaults that existed up through and including October 1, 2000 and has entered into a Waiver and Fourth Amendment to its Credit Agreement which has reset all of the Company's financial covenants for the fourth quarter 2000, the Company does not believe that it will be in compliance with all of its financial covenants under the original Credit Agreement for the year 2001. Accordingly, as required by generally accepted accounting principles, the Company has classified all borrowings as of October 1, 2000 under the Credit Agreement with the Lender as a current liability. The Company has received a letter from Heller Financial dated November 13, 2000 which is an expression of Heller's willingness to consider a review of the Company's financial covenant levels for the year 2001 based upon the Company's Annual Operating Plan to be submitted on or before November 30, 2000. The Company believes it will be able to restructure its financial covenants for the year 2001, but cannot provide assurance that any resulting terms will be favorable to the Company.

Also on November 13, 2000 the Company entered into a Second Amendment to its Security Purchase Agreement with its subordinated lenders. This Amendment changed financial performance covenants contained in the Waiver and First Amendment to its Security Purchase Agreement for the fourth quarter 2000.

H - Capital Call Agreement

On November 13, 2000, the Company entered into a Capital Call Agreement ("the Agreement") with Heller Financial as agent on behalf of the lenders to the Company's Senior Credit Agreement and Harvest Partners III, L.P., a Delaware limited partnership. The Agreement calls for up to $10 million in capital contributions to be made by Harvest Partners III, L.P. or one of its affiliated entities if the Company does not maintain its proposed ratio of senior indebtedness to EBITDA. The first capital contribution of $5 million is due on March 31, 2001. A second $5 million capital contribution may be required by December 31, 2001 if the Company does not maintain compliance with the indebtedness ratio.

The capital contributions will be made in the form of equity as a redeemable preferred stock. The stock will be redeemed on the dates specified in the Capital Call Agreement if the Company is in compliance with the proposed senior indebtedness to EBITDA ratio and certain other conditions. If the Company is not in compliance on the dates specified in the Capital Call Agreement, both capital contributions will be permanently applied to the reduction of the Company's Term Loans in accordance with the Company's Senior Credit Agreement.

I - Extraordinary Item - Defeasance of Industrial Development Revenue Bonds

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

J - Conversion of Class B-1 Common Stock

On September 9, 2000, 1,493,398 shares of Class B-1 Common Stock was automatically converted to shares of common stock on a one for one basis pursuant to the certificate of designation of the Class B-1 Common Stock.

K - New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. In addition, in October 2000, the SEC staff issued "Staff Accounting Bulletin No. 101:
Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." The Company is reviewing the requirements of this bulletin and has not yet determined the impact on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In 2000, the FASB issued Statement of Accounting Standards No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which is effective for all fiscal quarters after June 15, 2000. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended is required to be adopted by the Company in the first quarter of 2001. The adoption of FAS 133 and the amendments thereof in FAS 138 are not expected to have a significant impact on the Company's consolidated financial position or results of operations.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Lund International Holdings, Inc. (the Company) as of October 1, 2000, and the related consolidated statements of operations for each of the three-month and nine-month periods ended October 1, 2000 and September 30, 1999 and the consolidated statements of cash flows for the nine-month periods ended October 1, 2000 and September 30, 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/ PRICEWATERHOUSECOOPERS LLP



PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
November 6, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                   ($ in thousands, except share and per share data)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Ventshade Company ("Ventshade"), and Smittybilt, Inc. ("Smittybilt"), designs, manufactures and distributes aftermarket automotive accessories and other products for light trucks, sport utility vehicles and vans ("light trucks"), passenger cars and heavy trucks. Products directed at the light truck and automobile market include side window ventvisors, windshield visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products, suspension lift systems, and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets.

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

RESULTS OF OPERATIONS:


                                      Three Months Ended
                                -----------------------------
                                  October 1,    September 30,
                                    2000             1999
NET SALES:
  Light truck                   $     37,417     $     41,310
  Heavy truck                          3,451            4,869
  Suspension                           1,499            3,239
                                ------------     ------------
     Total                            42,367           49,418
                                ------------     ------------

INCOME FROM OPERATIONS:
  Light truck                          1,233              886
  Heavy truck                            607            1,554
  Suspension                            (559)             363
                                ------------     ------------
     Total                             1,281            2,803

Other income (expense), net:
  Interest expense                    (3,211)          (3,135)
  Other, net                             (70)              58
                                ------------     ------------

LOSS BEFORE INCOME TAXES        $     (2,000)    $       (274)
                                ============     ============


                                      Nine Months Ended
                                -----------------------------
                                  October 1,    September 30,
                                    2000             1999
NET SALES:
  Light truck                   $    119,547     $    123,586
  Heavy truck                         12,209           14,551
  Suspension                           8,724            9,922
                                ------------     ------------
     Total                           140,480          148,059
                                ------------     ------------

INCOME FROM OPERATIONS:
  Light truck                          4,967            3,144
  Heavy truck                          2,776            3,924
  Suspension                             568            1,197
                                ------------     ------------
     Total                             8,311            8,265

Other income (expense), net:
  Interest expense                    (9,720)          (9,359)
  Other, net                             (94)              91
                                ------------     ------------

LOSS BEFORE INCOME TAXES        $     (1,503)    $     (1,003)
                                ============     ============

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                          Three Months Ended
                                      -----------------------------------------------------------
                                           October 1, 2000               September 30, 1999
                                      --------------------------    -----------------------------
Net sales                               $ 42,367         100.0%        $ 49,418           100.0%
Gross profit                              11,436           27.0          13,973             28.3
General and administrative                 3,559            8.4           3,789              7.7
Selling and marketing                      4,599           10.9           5,184             10.5
Research and development                     661            1.6             862              1.7
Amortization of intangibles                1,336            3.2           1,335              2.7
Income from operations                     1,281            3.0           2,803              5.7
Other expense, net                         3,281            7.7           3,077              6.2
Income tax (benefit) expense               (487)          (1.1)           1,161              2.3
Net loss                               $ (1,513)         (3.6%)        $(1,435)           (2.9%)

                                                         Nine Months Ended
                                     -----------------------------------------------------------

                                           October 1, 2000               September 30, 1999
                                      --------------------------    -----------------------------
Net sales                               $140,480         100.0%       $ 148,059           100.0%
Gross profit                              39,317           28.0          42,251             28.5
General and administrative                10,957            7.8          11,721              7.9
Selling and marketing                     14,117           10.0          15,621             10.6
Research and development                   1,943            1.4           2,675              1.8
Amortization of intangibles                3,989            2.8           3,969              2.7
Income from operations                     8,311            5.9           8,265              5.6
Other expense, net                         9,814            7.0           9,268              6.3
Income tax  (benefit)expense               (197)          (0.1)             492              0.3
Extraordinary loss                           225            0.2               -              0.0
Net loss                                $(1,531)         (1.1%)        $(1,495)           (1.0%)


THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: Consolidated net sales for the three months ended October 1, 2000, were $42,367, a decrease of $7,051 from consolidated net sales of $49,418 for the three months ended September 30, 1999. This decrease was primarily attributed to the following factors: (i) Light Truck net sales declined by $3,893, or 9.4%, (ii) Heavy Truck sales decreased by $1,418, or 29.1%, (iii) Suspension sales fell by $1,740, or 53.7%. Light Truck sales reflected a decline in the aftermarket sales of visors, molded boards, and hood shields offset to some extent by strong sales in storage boxes. The Heavy Truck Division continued to deal with sluggish sales in its markets as a result of the lingering effect of higher fuel prices and a decline in Class 8 vehicle production. The Suspension business decline was primarily attributable to being shutdown for one month as a result of relocating the operations from Coldwater, MI to Corona, CA. The Suspension business is expected to have increased fourth quarter shipments as it works to reduce its sales order backlog built up during the relocation.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended October 1, 2000, was 27.0% of net sales compared to 28.3% of net sales for the three months ended September 30, 1999. The three months ended October 1, 2000 reflected a slight margin decline compared to 1999 due to a combination of lower absorption of fixed costs due to declines in volume, inefficiencies experienced in one of the Light Truck manufacturing operations, higher returns in Light Truck and higher than anticipated cost of aluminum, offset by product cost reduction programs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,559, or 8.4% of net sales, for the three months ended October 1, 2000, compared to $3,789, or 7.7% of net sales, for the comparable three month period ended September 30, 1999. This decrease of $230 reflected approximately a 6% decline in general and administrative costs in the quarter. This favorable performance reflected the results of lower headcount and salaries associated with a prior management reorganization, the closing of the Company's warehouse operations in Iowa and cost reductions within the Light Truck Division. The quarter also included approximately $100 in consulting fees associated with the Company's plan to restructure its businesses, and approximately $229 in severance and other costs associated with the outsourcing of its fiberglass production.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $4,599, or 10.9% of net sales, for the three months ended October 1, 2000, compared to $5,184 or 10.5% of net sales, for the three months ended September 30, 1999. This favorable development resulted primarily from a concentrated effort to reduce promotional spending that does not provide an acceptable payback, especially in the acquisition of new distribution opportunities and reduced sales volume from the September 30, 1999 period.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $661, or 1.6% of net sales, for the three months ended October 1, 2000, compared to $862, or 1.7% of net sales, for the three months ended September 30, 1999. This decrease resulted primarily from the combination of delaying specific product development programs and cost reductions. During the third quarter 2000, the Company's R & D costs increased by approximately 19% over the previous quarter, reflecting the acceleration of its effort to complete planned product development programs.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,336 for the three months ended October 1, 2000, compared to $1,335 for the three months ended September 30, 1999. This expense remained comparable to last year, since no additional acquisitions were made after the Smittybilt purchase in January 1999.

INCOME FROM OPERATIONS: Income from operations for the three months ended October 1, 2000, was $1,281, or 3.0% of net sales, compared to $2,803, or 5.7% of net sales for the period ended September 30, 1999. The unfavorable operating income performance was the result of a 14% decline in sales volume, which squeezed gross margins, and manufacturing inefficiencies in the Light Truck Division, offset in part by reductions in operating expenses.

OTHER EXPENSE, NET: Other expense, net, was $3,281 for the three months ended October 1, 2000, compared to $3,077 for the three months ended September 30, 1999. The increase in interest expense was primarily the result of escalating interest rates in 2000 versus the prior year, offset to some extent by lower debt levels.

INCOME TAX BENEFIT: For the three months ended October 1, 2000, the Company recorded a tax benefit of $487. The income tax expense recorded in the quarter ended September 30, 1999, was primarily the result of an adjustment of the expected annual tax rate for the full year. The Company's effective tax rate is substantially different than the statutory federal tax rate of 34% due to the amortization of non-tax deductible goodwill.

NET INCOME: The Company's net loss for the three months ended October 1, 2000, was $1,513, or $.16 per share. This compares to a net loss of $1,435, or $.17 per share, for the three months period ended September 30, 1999.


NINE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: Consolidated net sales for the nine months ended October 1, 2000, were $140,480 versus $148,059 for the nine months ended September 30, 1999. The decline of $7,579, or 5.1%, was primarily attributable to the following factors:
(i) Light Truck net sales declined by $4,039, or 3.3%, (ii) Heavy Truck sales decreased by $2,342, or 16.1%, (iii) Suspension net sales decreased by $1,198, or 12.1%. The Light Truck Division's sales volume continued to decline in plastic and fiberglass aftermarket products as the Company has experienced a longer than anticipated "softening" in its markets. This decline has been somewhat offset by strong sales in aluminum storage boxes. The Heavy Truck Division continued to experience reduced demand for its products as Class 8 vehicle production is declining and higher fuel prices negatively affect aftermarket accessories buying patterns. The relocation of the suspension business negatively impacted its third quarter sales performance. The sales backorder for suspension products was strong at the end of the third quarter.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the nine months ended October 1, 2000, was 28.0% of net sales compared to 28.5% for the nine month period ended September 30, 1999. The 1999 period included purchase accounting adjustments charged to cost of goods sold in the amount of $1,150, related to the write up of inventories associated with acquisitions made by the Company. Excluding the purchase accounting adjustment, the comparable gross profit figure was 29.3% in 1999. The reduction in margin resulted from a sales volume decline which impacted overhead absorption, manufacturing inefficiencies experienced in the Light Truck Division, higher than anticipated cost of aluminum used in the manufacturing of storage boxes, and an unfavorable sales mix. These negatives were offset by price concessions attained in the purchase of plastic resin, other product cost reduction programs initiated during the year and, to a lesser extent, price increases on specific products.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $10,957, or 7.8% of net sales, for the nine months ended October 1, 2000, compared to $11,721, or 7.9% of net sales, for the comparable nine month period ended September 30, 1999. The decrease of $764, or 6.5%, is the result of various cost reduction efforts, lower corporate costs relating to salaries and information systems and better than anticipated collection of problem accounts receivable resulting in a favorable adjustment to bad debt expense. On a year-to-date basis the Company incurred approximately $600 in consulting fees associated with the Company's plan to restructure its business operations and relocate its Suspension business from its Coldwater, MI facility to its manufacturing operation in Corona, CA.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $14,117, or 10.0% of net sales for the nine month period ended October 1, 2000, compared to $15,621, or 10.6% of net sales for the nine month period ended September 30, 1999. The decrease of $1,504 was attributed to a 5% decline in sales volume and a concentrated effort by the Company to evaluate its sales and marketing program spending, particularly in the acquisition of new distribution opportunities.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $1,943, or 1.4% of net sales for the nine month period ended October 1, 2000, compared to $2,675, or 1.8% of net sales for the period ended September 30, 1999. The decrease of $732 was primarily the result of delaying some development programs and cost reductions. However, the Company increased its spending in the third quarter 2000 in an effort to accelerate the completion of certain development programs.

AMORTIZATION OF INTANGIBLES: Amortization expense was $3,989, or 2.8% of net sales for the nine month period ended October 1, 2000, compared to $3,969, or 2.7% of net sales for the period ended September 30, 1999. This expense remained comparable to last year because the Company has not made any acquisitions since January 1999.

INCOME FROM OPERATIONS: Income from operations for the nine months ended October 1, 2000, was $8,311, or 5.9%, of the net sales compared to $8,265, or 5.6% of net sales for the nine month period ended September 30, 1999. The increase of $46 resulted from the effect of a decline of 5% in sales volumes and slightly decreased gross profit being offset by reductions in selling, general, and administrative expenses.

OTHER EXPENSE, NET: Other expense was $9,814 for the nine month period ended October 1, 2000, compared to $9,268 for the nine month period ended September 30, 1999. Interest expense, which is the predominant item in other expense, increased as a result of higher rates offset by lower debt levels.

INCOME TAX EXPENSE (BENEFIT): An income tax benefit of $197 was recorded for the nine month period ended October 1, 2000, compared to an income tax expense of $492 for the nine month period ended September 30, 1999. The Company's effective tax rate differs substantially from the statutory federal tax rate of 34% due to amortization of non-tax deductible goodwill recorded in connection with the Acquisitions.

NET LOSS PER SHARE: The Company's net loss for the nine months ended October 1, 2000, was $1,531, or $.16 per share, compared to a $1,495 net loss, or $.19 per share for the period ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $2,841 for the nine months ended October 1, 2000, and $9,246 for the nine months ended September 30, 1999. The decrease is due primarily to a negative change in working capital.

Cash used in investing activities was $2,593 for the nine months ended October 1, 2000, compared to $20,204 of cash used in investing activities for the period ending September 30, 1999. The significant cash used in investing activities in 1999 related primarily to the acquisition of Smittybilt, Inc. in the first quarter of 1999. The net cash used in investing activities in the nine months ended October 1, 2000 was primarily capital purchases.

Cash used in financing activities was $386 in the nine months ended October 1, 2000, compared to $10,136 of cash provided by financing activities in the nine months ended September 30, 1999. The cash provided by financing activities in 1999 reflected the proceeds from long-term debt and issuance of common stock related to the Smittybilt acquisition. The net cash used in financing activities for the nine months ended October 1, 2000 primarily consisted of principal payments on long-term debt.

The Company believes that its $30 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of October 1, 2000, the Company had borrowed $13,370 under its revolving credit line and had additional availability of $16,630.

The Company's senior lenders issued a waiver of default of certain financial covenants that existed through and including the period ended October 1, 2000. The Company's senior and sub-debt lenders have also reset the Company's financial covenants for the fourth quarter 2000 and agreed to reset these same financial covenants for the 2001 fiscal year. A more detailed explanation of this matter is contained in footnote G of this Form 10-Q.

Consolidated assets have decreased $7,509 from $226,669 at December 31, 1999, to $219,160 at October 1, 2000. The decrease in assets reflected primarily the amortization of intangibles, property plant and equipment, and the change in restricted cash, offset by the increase in working capital items, most notably, accounts receivable.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. In addition, in October 2000, the SEC staff issued "Staff Accounting Bulletin No. 101:
Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." The Company is reviewing the requirements of this bulletin and has not yet determined the impact on its consolidated financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In 2000, the FASB issued Statement of Accounting Standards No. 138 ("FAS 138") "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which is effective for all fiscal quarters after June 15, 2000. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. FAS 133, as amended is required to be adopted by the Company in the first quarter of 2001. The adoption of FAS 133 and the amendments thereof in FAS 138 are not expected to have a significant impact on the Company's consolidated financial position or results of operations.


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


OUTLOOK:

Historically, the Company distributed its products principally through warehouse distributors. With increased sales of light trucks over the past few years, mass merchandisers, national automotive retailers and original equipment manufacturers ("OEMs") are participating to a greater extent in the distribution of automotive accessories. The impact of increased channel competition has shifted a portion of sales away from warehouse distributors to national automotive retailers, mass merchandisers and OEMs. This shift has resulted in increased competition and created pricing pressures, especially as it relates to plastic and fiberglass product lines. Furthermore, the automotive accessory market is currently going through significant consolidation in both the manufacturing and distribution areas.

In response to these changing market conditions the Company is reorganizing its sales and marketing functions to allow it to participate in and better serve each of its market channels. Moreover, the Company continues to restructure and consolidate its manufacturing and warehouse operations. By the end of 2000, the Company will have consolidated its manufacturing operations from eight (8) to five (5) locations. This reorganization and restructuring activity contemplates a frequent review of the Company's cost structure in order to optimize its ability to meet competitive pressures in the marketplace.

On April 26, 2000, the Company announced a plan to outsource the fiberglass production at its Anoka, Minnesota facility. The outsourcing will be completed by November 30, 2000. The Company incurred approximately $350 in restructuring charges in the third quarter associated with the outsourcing of fiberglass production. The Company expects to incur an additional $300 in the fourth quarter.

The Company has experienced weaker than anticipated demand for its products in the second and third quarter. However, the Company believes that the longer-term demand for Light Truck and Heavy Truck accessories will be strong. The Company is making every effort to take advantage of satisfying this future demand by developing new cost competitive products and improving customer service. The Company believes that as demand improves, the benefits of the Company's restructuring will lead to improvements in profitability.

In addition, the Company remains committed to growth through acquisitions and will continue to seek out opportunities that add value to its existing base of business. The Company remains committed in the long term to become a market leader in all product categories in which it competes.

In its 1999 Annual Report and Report on Form 10-K, the Company disclosed that on March 21, 2000, it received a letter from NASDAQ. The letter indicated that the Company was not in compliance with Marketplace Rule 4450(b)(4) (the "Rule"), because the Company's stock had not maintained a minimum bid price of $5.00 over thirty consecutive trading days as required on the NASDAQ National Market under Maintenance Standard 2.

The Company was unable to regain compliance with the Rule during the allotted time period, which ended June 19, 2000. On or before June 19, 2000, the Company appealed to NASDAQ to remain on the NASDAQ National Market under an alternative maintenance standard (Maintenance Standard 1). A NASDAQ Hearing Panel reviewed the Company's appeal at a hearing on July 17, 2000. The Panel rejected the Company's appeal, but it allowed the Company approximately sixty days to gain compliance under Maintenance Standard 1. The Company was unable to gain compliance under Maintenance Standard 1 and on October 23, 2000 NASDAQ informed the Company that its securities would be delisted from the NASDAQ National market effective with the open of business, Tuesday, October 24, 2000. The Company's securities are currently listed and eligible to trade on the NASDAQ OTC Bulletin Board.

On October 24, 2000 the company announced that it had an application pending to be listed on the American Sock Exchange (AMEX). On November 8, 2000 the Company received verbal notification from AMEX that its pending listing application was rejected on the basis that the Company currently does not meet the minimum share price of $3.00. The Company had not made a decision whether to appeal at the time of the filing of this Form 10-Q.


FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable, and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at October 1, 2000. The Company does not enter into hedging or derivative instruments.


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

           None



Item 5.    Other Information

(a)        None



Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits:

           10.107    Capital Call Agreement (to be filed as an amendment)

           10.108 Waiver and Fourth Amendment to the Credit Agreement (to be filed as an amendment)

           15. Awareness letter from the Company's independent accountants regarding unaudited interim financial statements.

           27.1      Financial Data Schedule

(b)        Reports on Form 8-K

           None

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000

                             LUND INTERNATIONAL HOLDINGS, INC.
                             (Registrant)



                             By:      /s/ Dennis W. Vollmershausen
                                      ------------------------------------------
                                      Dennis W. Vollmershausen
                                      President and Chief Executive Officer

                             By:      /s/ Edmund J. Schwartz
                                      ------------------------------------------
                                      Edmund J. Schwartz
                                      Chief Financial Officer