Form 10-Q/A
period 2000-10-01
LUND INTERNATIONAL HOLDINGS INC
filed 2000-12-12
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A


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

Form 10Q for the quarter ended October 1, 2000, previously filed is amended as set forth herein.

Cover sheet (lund 10-q.000,1) in the original 10Q filing read for the [period] 09-30-00 and is hereby amended to read for the [period] 10-01-00 in this Form 10-Q/A.

Part II. Item 6., Exhibits and Reports.

          10.107 The Capital Call Agreement indicated in the original 10Q filing to be filed as an amendment is attached and hereby filed with this Form 10-Q/A.

          10.108 The Waiver and Fourth Amendment to the Company's Credit Agreement indicated to be filed as an amendment in the original 10Q filing is attached and hereby filed with this Form 10-Q/A.

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

           None



Item 5.    Other Information

(a)        None



Item 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibits:

           10.107 The Capital Call Agreement is attached to this Form 10-Q/A. It was indicated that this document was to be filed as an amendment in the original 10Q.

           10.108 The Waiver and Fourth Amendment to the Credit Agreement is attached to this Form 10-Q/A. It was indicated that this document was to be filed as an amendment in the original 10Q.

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

Date: December 06, 2000

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