Form 10-Q/A
period 2000-04-02
LUND INTERNATIONAL HOLDINGS INC
filed 2001-04-02
CIK 820526

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

                     3700 CRESTWOOD PARKWAY NW, SUITE 1000
                             DULUTH, GEORGIA 30096

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

As of May 5, 2000, 6,310,782 shares of the registrant's common stock, $.10 par value were issued and outstanding.

Form 10-Q for the quarter ended April 2, 2000, previously filed is amended as set forth herein.

Cover page in the original 10-Q filing stated the number of registrant's shares of common stock outstanding as of May 5, 2000 as 7,874,381 and is hereby amended to read common shares outstanding as of May 5, 2000, 6,310,782 in this Form 10-Q/A.

Part I. Item 1., Financial Statements.

                    Stockholders' Equity section of the Balance Sheet on page 2 has been revised to reflect the correct Common and Preferred Series B share balances at April 2, 2000.

                    The loss per share and weighted average common and common
               equivalent shares information presented below the Consolidated Statement of Operations on page 3 has been revised to reflect the correct number of common shares outstanding at April 2, 2000.

Part I. Item 1.A, Notes to Consolidated Financial Statements

                    A new Note B (Quarterly Revision), has been inserted and
               each subsequent Note has been moved one letter designation.

                    Note F (Earnings Per Share), has been changed to reflect an increased amount of common stock options and warrants ultimately exercisable not included in the net loss per share calculation as of April 2, 2000, as a result of the revision to the number of Common and Preferred Series B shares outstanding at April 2, 2000.

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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                                    April 2,           December 31,
                                                                                      2000                 1999
                                                                                   ------------        ------------
                                                                                   (unaudited)
                                                                                    (Revised)            (Revised)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                                       $     10,646        $     10,995
     Accrued expenses                                                                    14,034              16,055
     Long-term debt, current portion                                                      7,086               9,591
                                                                                   ------------        ------------
        Total current liabilities                                                        31,766              36,641

Long-term debt, less current portion                                                     98,302              95,118
Deferred income taxes                                                                     5,877               5,931
Other liabilities                                                                           628                 656
                                                                                   ------------        ------------
     Total liabilities                                                                  136,573             138,346
                                                                                   ------------        ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 324 issued and outstanding at April 2, 2000
        and December 31, 1999                                                                 3                   3
     Common stock, $.10 par value;
        authorized 25,000 shares; 6,311 issued and outstanding at April 2,
        2000 and December 31, 1999                                                          631                 631
     Class B-1 Common Stock, $.01 par value;
        authorized 3,000 shares; 1,493 issued and outstanding
        at April 2, 2000 and December 31, 1999                                               15                  15
     Additional paid-in capital                                                          64,432              64,432
     Retained earnings                                                                   22,939              23,242
                                                                                   ------------        ------------
        Total stockholders' equity                                                       88,020              88,323
                                                                                   ------------        ------------
        Total liabilities and stockholders' equity                                 $    224,593        $    226,669
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                              Three Months Ended
                                                              ------------------
                                                         April 2,             March 31,
                                                          2000                  1999
                                                       ------------         ------------
Net sales                                              $     47,065         $     44,402
Cost of goods sold                                           33,657               31,950
                                                       ------------         ------------
     Gross profit                                            13,408               12,452

Operating expenses
     General and administrative                               3,810                3,707
     Selling and marketing                                    4,494                4,763
     Research and development                                   725                  898
     Amortization of intangibles                              1,317                1,297
                                                       ------------         ------------
        Total operating expenses                             10,346               10,665

Income from operations                                        3,062                1,787

Interest expense                                             (3,262)              (3,063)
Interest income and other, net                                   14                   26
                                                       ------------         ------------
Loss before income taxes                                       (186)              (1,250)

Income tax benefit                                              108                  650
                                                       ------------         ------------
Loss before extraordinary item                                  (78)                (600)
Extraordinary item, less income
      tax benefit of $130                                      (225)                  --
                                                       ------------         ------------
           Net loss                                    $       (303)        $       (600)
                                                       ============         ============

Basic and diluted net loss per share (Revised in 2000):
Loss before extraordinary item                         $      (0.01)        $      (0.08)
Extraordinary item                                            (0.03)                  --
                                                       ------------         ------------
           Net loss                                    $      (0.04)        $      (0.08)
                                                       ============         ============

Weighted average common shares                                7,804                7,804
                                                       ============         ============
Weighted average common and common equivalent
shares                                                        7,804                7,804
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

B - Quarterly Revision

The Company has revised its consolidated statement of operations for the three month period ended April 2, 2000 to adjust its Preferred Stock-Series B and common stock outstanding to properly reflect conversions of Preferred Stock-Series B shares into common shares. The balance sheets at April 2, 2000 and December 31, 1999 have also been revised.

The effect of the revisions on the consolidated balance sheets at April 2, 2000 and December 31, 1999 was to increase Preferred Stock-Series B by $1, decrease common stock by $156 and increase additional paid-in capital by $155. The revisions had no impact on total consolidated stockholders' equity.

The effect of the revisions on the consolidated statements of operations was to adjust weighted average common shares outstanding and basic and diluted loss per share as follows:

                               Weighted Average Common      Basic and Diluted
                               Shares Outstanding           Loss per Share
                               ------------------           --------------

                                   As                           As
                               Previously                   Previously
                               Reported       Revised       Reported     Revised
                               --------       -------       --------     -------

Period ended April 2, 2000     9,368,000      7,804,000     $(0.03)      $(0.04)

C - Acquisition

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

D - Inventories

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

E - Segment Reporting

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
                                   ============        ===========

F - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options, common stock warrants and convertible preferred stock ultimately exercisable for the purchase of approximately 5,074 shares as of April 2, 2000.


G - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months ended April 2, 2000 or March 31, 1999.


H - Credit Agreement and Securities Purchase Agreement

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

J - Subsequent Event - Restructuring

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

As described in Note B to the condensed consolidated financial statements, the Company has revised its condensed consolidated financial statements to properly reflect conversions of Preferred Stock-Series B shares into common shares.



/s/ PRICEWATERHOUSECOOPERS LLP



PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 23, 2001

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

NET LOSS: The Company's net loss for the three months ended April 2, 2000 was ($303), or ($.04) per share. This compares to a net loss of ($600), or ($.08) per share for the period ended March 31, 1999. On a pro forma basis for the comparable period ended March 31, 1999, the net loss was ($331) or ($.04) per share.

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

Date: April 2, 2001

                                  LUND INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)



                                  By:   /s/ Dennis W. Vollmershausen
                                        ----------------------------------------
                                        Dennis W. Vollmershausen
                                        President and Chief Executive Officer

                                  By:   /s/ Edmund J. Schwartz
                                        ----------------------------------------
                                        Edmund J. Schwartz
                                        Chief Financial Officer