Form 10-Q/A
period 2000-07-02
LUND INTERNATIONAL HOLDINGS INC
filed 2001-04-02
CIK 820526

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

As of July 28, 2000, 6,310,782 shares of the registrant's common stock, $.10 par value were issued and outstanding.

Form 10-Q for the quarter ended July 2, 2000, previously filed is amended as set forth herein.

Cover page in the original 10-Q filing stated the number of registrant's shares of common stock outstanding as of July 28, 2000 as 7,874,381 and is hereby amended to read common shares outstanding as of July 28, 2000, 6,310,782 in this Form 10-Q/A.

Part I. Item 1., Financial Statements.

                    Stockholders' Equity section of the Balance Sheet on page 2 has been revised to reflect the correct Common and Preferred Series B share balances at July 2, 2000.

                    The loss per share and weighted average common and common
               equivalent shares information presented below the Consolidated Statement of Operations on pages 3 and 4 have been revised to reflect the correct number of common shares outstanding at July 2, 2000.

Part I. Item 1.A, Notes to Consolidated Financial Statements

                    A new Note B (Quarterly Revision), has been inserted and
               each subsequent Note has been moved one letter designation.

                    Note F (Earnings Per Share), the table below the Note has
               been changed to reflect the revised weighted average common shares and common share equivalents at July 2, 2000, as a result of the revision of the number of Common and Preferred Series B shares outstanding at July 2, 2000.

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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                  July 2,       December 31,
                                                                   2000             1999
                                                                -----------      -----------
                                                                 (Revised)        (Revised)
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable, trade                                    $    11,828     $    10,995
     Accrued expenses                                                14,502          16,055
     Long-term debt, current portion                                  7,686           9,591
                                                                ------------    ------------
        Total current liabilities                                    34,016          36,641

Long-term debt, less current portion                                 95,535          95,118
Deferred income taxes                                                 5,877           5,931
Other liabilities                                                       628             656
                                                                ------------    ------------
     Total liabilities                                              136,056         138,346
                                                                ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 304 and 324 issued and
        outstanding at July 2, 2000 and December 31, 1999,
        respectively                                                      3               3
     Common stock, $.10 par value;
        authorized 25,000 shares; 6,505 and 6,311 issued and
        outstanding at July 2, 2000 and December 31, 1999,
        respectively                                                    651             631
     Class B-1 Common Stock, $.01 par value;
        authorized 3,000 shares; 1,493 issued and
        outstanding at July 2, 2000 and December 31, 1999                15              15
     Additional paid-in capital                                      64,412          64,432
     Retained earnings                                               23,224          23,242
                                                                ------------    -----------
        Total stockholders' equity                                   88,305          88,323
                                                                ------------    -----------
        Total liabilities and stockholders' equity              $   224,361     $   226,669
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                          Three Months Ended
                                                          ------------------
                                                       July 2,         June 30,
                                                         2000            1999
                                                      -----------   ------------
Net sales                                              $  51,048      $  54,239
Cost of goods sold                                        36,575         38,413
                                                      -----------   ------------
     Gross profit                                         14,473         15,826

Operating expenses
     General and administrative                            3,588          4,226
     Selling and marketing                                 5,024          5,673
     Research and development                                557            915
     Amortization of intangibles                           1,336          1,337
                                                      -----------   ------------
        Total operating expenses                          10,505         12,151

Income from operations                                     3,968          3,675

Interest expense                                          (3,247)        (3,161)
Interest income and other, net                               (38)             7
                                                      -----------   ------------
Income before income taxes                                   683            521

Income tax expense (benefit)                                 398            (19)
                                                      -----------   ------------
           Net income                                  $     285      $     540
                                                      ===========   ============

Basic and diluted net income per share (Revised in 2000):

Basic net income per share                             $    0.04      $    0.07
                                                      ===========    ===========
Diluted net income per share                           $    0.02      $    0.06
                                                      ===========    ===========

Weighted average common shares                             7,868          7,804
                                                      ===========    ===========


Weighted average common and common equivalent shares      11,623          8,496
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
                                                       ========      ========

Basic and diluted net loss per share (Revised
  in 2000):
Income (loss) before extraordinary item                $   0.03      $  (0.01)
Extraordinary item                                        (0.03)           --
                                                       --------      --------
               Net loss                                $  (0.00)     $  (0.01)
                                                       ========      ========


Weighted average common shares                            7,836         7,804
                                                       ========      ========
Weighted average common and common
      equivalent shares                                   7,836         7,804
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

B - Quarterly Revision

The Company has revised its consolidated statements of operations for the three- and six-month periods ended July 2, 2000 to adjust its Preferred Stock-Series B and common stock outstanding to properly reflect conversions of Preferred Stock-Series B shares into common shares. The balance sheets at July 2, 2000 and December 31, 1999 have also been revised.

The effect of the revisions on the consolidated balance sheets at July 2, 2000 was to increase Preferred Stock-Series B by $1, decrease common stock by $136 and increase additional paid-in capital by $135. The effect of the revision on the consolidated balance sheet at December 31, 1999 was to increase Preferred Stock-Series B by $1, decrease common stock by $156 and increase additional paid-in capital by $155. The revisions had no impact on total consolidated stockholders' equity.

The effect of the revisions on the consolidated statements of operations was to adjust weighted average common shares outstanding and basic and diluted loss per share as follows:

                      Weighted Average Common
                      Shares Outstanding           Basic Income (Loss) per Share
                      ------------------           -----------------------------
                          As                           As
                      Previously                   Previously
                      Reported       Revised       Reported      Revised
                      --------       -------       --------      -------
Three month period
 ended July 2, 2000    9,368,000      7,868,000    $ 0.03        $ 0.04

Six month period
 ended July 2, 2000    9,368,000      7,836,000    $(0.00)       $(0.00)


                      Weighted Average Common
                      and Common Equivalent             Diluted Income
                      Shares Outstanding               (Loss) per Share
                      ------------------           -------------------------
                          As                           As
                      Previously                   Previously
                      Reported       Revised       Reported       Revised
                      --------       -------       --------       -------
Three month period
 ended July 2, 2000   10,078,000     11,623,000    $ 0.03         $ 0.02

Six month period
 ended July 2, 2000    9,368,000      7,836,000    $(0.00)        $(0.00)

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


D - Inventories

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
                               =======        =======        =======        =======

F - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Company's Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options, common stock warrants and convertible preferred stock ultimately exercisable for the purchase of approximately 4,856,000 for the six months ended July 2, 2000. A summary of the Company's common and common equivalent shares is as follows (in thousands):

                                     Three Months Ended   Six Months Ended
                                        July 2, 2000        July 2, 2000
                                     ------------------   ----------------
Weighted Average Common Shares               7,868              7,836
Dilutive Securities                          3,755                 --
                                     ------------------   ----------------
Weighted Average Common and Common
  Equivalent Shares                         11,623              7,836
                                     ==================   ================


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

NET INCOME: The Company's net profit for the three months ended July 2, 2000, was $285, or $.02 per share. This compares to a net profit of $540, or $.06 per share, for the three months period ended June 30, 1999.

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