Form 10-Q/A
period 2000-10-01
LUND INTERNATIONAL HOLDINGS INC
filed 2001-04-02
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 1, 2000

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from __________ to __________

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

As of November 3, 2000, 7,997,969 shares of the registrant's common stock, $.10 par value were issued and outstanding.

Form 10-Q for the quarter ended October 1, 2000, previously filed is amended as set forth herein.

Cover page in the original 10-Q filing stated the number of registrant's shares of common stock outstanding as of November 3, 2000 as 9,367,779 and is hereby amended to read common shares outstanding as of November 3, 2000, 7,997,969 in this Form 10-Q/A.

Part I. Item 1., Financial Statements.

                    Stockholders' Equity section of the Balance Sheet on page 2 has been revised to reflect the correct Common and Preferred Series B share balances at October 1, 2000.

                    The loss per share and weighted average common and common
               equivalent shares information presented below the Consolidated Statement of Operations on pages 3 and 4 have been revised to reflect the correct number of common shares outstanding at October 1, 2000.

Part I. Item 1.A, Notes to Consolidated Financial Statements

                    A new Note B (Quarterly Revision), has been inserted and
               each subsequent Note has been moved one letter designation.

                    Note C (Acquisition), the basic and diluted net loss per
               share in the table below the Note has been changed as a result of the revision of the number of Common and Preferred Series B shares outstanding at October 1, 2000.

                    Note F (Earnings Per Share), the table below the Note has
               changed to reflect the revised weighted average common shares and common share equivalents at October 1, 2000, as a result of the revision of the number of Common and Preferred Series B shares outstanding at October 1, 2000.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                 October 1,       December 31,
                                    2000             1999
                                 ----------       -----------
                                (unaudited)
ASSETS

Current assets:
      Cash                        $    310         $    448
      Restricted cash                   --            3,387
      Accounts receivable, net      34,330           32,836
      Inventories                   24,716           24,214
      Deferred income taxes          5,732            5,301
      Other current assets             964              902
                                  --------         --------
         Total current assets
                                    66,052           67,088

Property and equipment, net         29,375           31,331
Intangibles, net                   120,513          124,502
Other assets                         3,220            3,748
                                  --------         --------
         Total assets             $219,160         $226,669
                                  ========         ========


                   The accompanying notes are an integral part of the consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                      (in thousands, except per share data)

                                                                   October 1,    December 31,
                                                                      2000           1999
                                                                  ------------    ------------
                                                                    (Revised)       (Revised)
                                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                      $      9,692    $     10,995
     Accrued expenses                                                   13,684          16,055
     Long-term debt, current portion                                    79,985           9,591
                                                                  ------------    ------------
        Total current liabilities                                      103,361          36,641

Long-term debt, less current portion                                    22,568          95,118
Deferred income taxes                                                    5,877           5,931
Other liabilities                                                          562             656
                                                                  ------------    ------------
     Total liabilities                                                 132,368         138,346
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 304 and 324 issued and
        outstanding at October 1, 2000
        and December 31, 1999, respectively                                 3               3
     Common stock, $.10 par value;
        Authorized 25,000 shares; 7,998 and
        6,311 issued and outstanding
        at October 1, 2000 and December 31, 1999,
        respectively                                                       800             631
     Class B Common Stock, $.01 par value;
        authorized 3,000 shares; none issued
        and outstanding at October 1, 2000, 1,493
        issued and outstanding at December 31, 1999                         --              15
     Additional paid-in capital                                         64,278          64,432
     Retained earnings                                                  21,711          23,242
                                                                  ------------    ------------
        Total stockholders' equity                                      86,792          88,323
                                                                  ------------    ------------
        Total liabilities and stockholders' equity                $    219,160    $    226,669
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                              Three Months Ended
                                                        ----------------------------
                                                         October 1,      September 30,
                                                           2000              1999
                                                        ------------     ------------
Net sales                                               $     42,367     $     49,418
Cost of goods sold                                            30,931           35,445
                                                        ------------     ------------
     Gross profit                                             11,436           13,973

Operating expenses
     General and administrative                                3,559            3,789
     Selling and marketing                                     4,599            5,184
     Research and development                                    661              862
     Amortization of intangibles                               1,336            1,335
                                                        ------------     ------------
        Total operating expenses                              11,170           10,155

Income from operations                                         1,281            2,803
Interest expense                                              (3,211)          (3,135)
Interest income and other, net                                   (70)              58
                                                        ------------     ------------
Loss before income taxes                                      (2,000)
                                                                                 (274)

Income tax (benefit) expense                                    (487)           1,161
                                                        ------------     ------------
           Net loss                                     $     (1,513)    $     (1,435)
                                                        ============     ============

Basic and diluted net loss per share (Revised):

Basic and diluted net loss per share                    $      (0.19)    $      (0.18)
                                                        ============     ============


Weighted average common shares                                 7,998            7,804
                                                        ============     ============

Weighted average common and common equivalent shares           7,998            7,804
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                               Nine Months Ended
                                                        ----------------------------
                                                          October 1,     September 30,
                                                            2000             1999
                                                        ------------     ------------
Net sales                                               $    140,480     $    148,059
Cost of goods sold                                           101,163          105,808
                                                        ------------     ------------
     Gross profit                                             39,317           42,251

Operating expenses
     General and administrative                               10,957           11,721
     Selling and marketing                                    14,117           15,621
     Research and development                                  1,943            2,675
     Amortization of intangibles                               3,989            3,969
                                                        ------------     ------------
        Total operating expenses
                                                              31,006           33,986


Income from operations                                         8,311            8,265
Interest expense                                              (9,720)          (9,359)
Interest income and other, net                                   (94)              91
                                                        ------------     ------------
Loss before income taxes                                      (1,503)          (1,003)
Income tax (benefit) expense                                    (197)             492
                                                        ------------     ------------
Loss before extraordinary item                                (1,306)          (1,495)
Extraordinary item, less income tax benefit of $130             (225)              --
                                                        ------------     ------------
           Net loss                                     $     (1,531)    $     (1,495)
                                                        ============     ============

Basic and diluted net loss per share (Revised):
Loss before extraordinary item                          $      (0.16)    $      (0.19)
Extraordinary item                                             (0.03)              --
                                                        ------------     ------------
               Net loss                                 $      (0.19)    $      (0.19)
                                                        ============     ============
Weighted average common shares                                 7,889            7,804
                                                        ============     ============
Weighted average common and common equivalent shares           7,889            7,804
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

B - Quarterly Revision

The Company has revised its consolidated statements of operations for the three- and nine-month periods ended October 1, 2000 and September 30, 1999 to adjust its Preferred Stock-Series B and common stock outstanding to properly reflect conversions of Preferred Stock-Series B shares into common shares. The balance sheets at October 1, 2000 and December 31, 1999 have also been revised.

The effect of the revisions on the consolidated balance sheets at October 1, 2000 was to increase Preferred Stock-Series B by $1, decrease common stock by $137 and increase additional paid-in capital by $136. The effect of the revision on the consolidated balance sheet at December 31, 1999 was to increase Preferred Stock-Series B by $1, decrease common stock by $156 and increase additional paid-in capital by $155. The revisions had no impact on total consolidated stockholders' equity.

The effect of the revisions on the consolidated statements of operations was to adjust weighted average common shares outstanding and basic and diluted loss per share as follows:

                               Weighted Average Common      Basic and Diluted
                               Shares Outstanding           Loss per Share
                               ------------------           --------------

                                   As                           As
                               Previously                   Previously
                               Reported       Revised       Reported     Revised
                               --------       -------       --------     -------

Periods ended September 30, 1999
  Three Months                 8,535,000      7,804,000    $(0.17)      $(0.18)
  Nine Months                  8,050,000      7,804,000    $(0.19)      $(0.19)

Periods ended October 1, 2000
  Three Months                 9,368,000      7,998,000    $(0.16)      $(0.19)
  Nine Months                  9,368,000      7,889,000    $(0.16)      $(0.19)

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

                                          Nine Months Ended
                                          September 30,1999
                                          -----------------
Net sales                                    $149,239
Net loss                                       (1,845)
Basic and diluted
   net loss per share                         ($ 0.24)

D - Inventories

Inventories consisted of the following:
                                       October 1,     December 31,
                                          2000            1999
                                      ------------    ------------
Raw materials                         $     10,686    $     12,285
Finished goods and work in process          14,030          11,929
                                      ------------    ------------
                                      $     24,716    $     24,214
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
                           ========     ========    ========    ========

F - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Company's Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options, common stock warrants and convertible preferred stock ultimately exercisable for the purchase of approximately 4,848,000 shares for the three months and nine months ended October 1, 2000. A summary of the Company's common and common equivalent shares is as follows (in thousands):

                                      Three Months   Nine Months
                                          Ended         Ended
                                    October 1, 2000 October 1, 2000
                                    --------------- ---------------
Weighted Average Common Shares               7,998           7,889
Dilutive Securities                             --              --
                                      ------------    ------------
Weighted Average Common and Common
  Equivalent Shares                          7,998           7,889
                                      ============    ============

G - Comprehensive income (loss)

There were no other comprehensive income (loss) items in the three months and nine months ended October 1, 2000 or September 30, 1999.

H - Credit Agreement and Securities Purchase Agreement

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

I - Capital Call Agreement

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

J - Extraordinary Item - Defeasance of Industrial Development Revenue Bonds

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

K - Conversion of Class B-1 Common Stock

On September 9, 2000, 1,493,398 shares of Class B-1 Common Stock was automatically converted to shares of common stock on a one for one basis pursuant to the certificate of designation of the Class B-1 Common Stock.

L - New Accounting Pronouncements

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

NET INCOME: The Company's net loss for the three months ended October 1, 2000, was $1,513, or $.19 per share. This compares to a net loss of $1,435, or $.18 per share, for the three months period ended September 30, 1999.


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

NET LOSS PER SHARE: The Company's net loss for the nine months ended October 1, 2000, was $1,531, or $.19 per share, compared to a $1,495 net loss, or $.19 per share for the period ended September 30, 1999.


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