Form 10-K405
period 2000-12-31
LUND INTERNATIONAL HOLDINGS INC
filed 2001-04-02
CIK 820526

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                       3700 CRESTWOOD PARKWAY, SUITE 1000
                              DULUTH, GEORGIA 30096
                    (Address of principal executives offices)

       Registrant's telephone number, including area code: (770) 688-2050

                          Common Stock, $.10 par value

                Indicate by check mark whether the registrant (1)
                  has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act
           of 1934 during thepreceding 12 months (or for such shorter period that the registrant was required to
           file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At the close of business on March 2, 2001, 7,997,969 shares of the Company's Common Stock were issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001, was approximately $10,997,207 based upon the last sale price of the registrant's Common Stock on such date.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Stockholders to be held on Monday, April 23, 2001 is incorporated by reference into Part III.

PART I.

Item 1.    BUSINESS

GENERAL

Lund International Holdings, Inc. ("Holdings" or "the Company") was incorporated on November 10, 1986, pursuant to the Delaware General Corporation Law. Lund Industries, Incorporated ("Lund Industries") was incorporated as a Minnesota corporation in 1965 and first engaged in its present business in 1974. Lund is a manufacturer, marketer and distributor of aftermarket accessories for the automotive market. In October 1987, Holdings acquired Lund as a wholly-owned operating subsidiary. In July 1992, Lund FSC, Inc., formerly Lund International FSC, Inc. ("FSC"), was incorporated as a wholly-owned foreign sales corporation of Holdings. In April 1996, Lund Acquisition Corp. ("Acquisition") was incorporated as a Minnesota corporation. In June 1996, Acquisition acquired certain assets of Innovative Accessories, Inc., an Oklahoma corporation.

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

In a two-step transaction on December 30, 1997 and February 27, 1998, a wholly-owned subsidiary of Holdings acquired all of the issued and outstanding stock of Deflecta-Shield Corporation. ("Deflecta-Shield Corp."), a manufacturer and distributor of appearance accessories for the automobile and heavy truck market, for per share consideration of $16.00 or total consideration of $76,800,000, excluding direct transaction costs. The acquisition was financed by several financing sources: approximately $10,000,000 of the Company's own cash reserves; bank borrowings of approximately $42,000,000; and $30,000,000 through the sale of equity to LIH II, a second entity affiliated with Harvest Partners. The sale of equity to LIH II is hereinafter referred to as the "LIH II Financing." Deflecta-Shield Corp. was founded in 1961 as a partnership and was reorganized as a corporation in 1994. Deflecta-Shield Corp. conducted its business through wholly-owned direct and indirect subsidiaries, which it acquired. The direct subsidiaries are Belmor Autotron Corporation ("Belmor"), acquired in 1988 and DFM Corp. ("DFM"), acquired in 1990. The indirect subsidiaries, wholly-owned by DFM, are BAC Acquisition Co. ("Fibernetics"), acquired in 1993 and Trailmaster(R) Products, Inc. ("Trailmaster(R)") and Delta III, Inc. ("Delta III"), both acquired in 1994. On February 1, 1999, the Company sold the assets of Fibernetics, a company it had acquired as a part of the Deflecta-Shield Corp. acquisition, for approximately $1 million. At the time of the sale, Fibernetics was a specialty and custom manufacturer of fiberglass and plastic products.

On December 23, 1998, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade") for an aggregate purchase price of $66,875,000, excluding direct transaction costs and final adjustments. Ventshade was a holding company with one subsidiary, Auto Ventshade Company ("Auto Ventshade"), located in Lawrenceville, Georgia. Auto Ventshade was founded in 1935 as a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors and light covers used on pick-up trucks, sport utility vehicles, minivans (collectively, "light trucks") and passenger cars. In 1999, Ventshade was merged into Auto Ventshade with Auto Ventshade remaining as the surviving corporation.

On January 28, 1999, the Company purchased all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt") for the purchase price of $16,887,127 including direct transaction costs of $989,000. The Company also assumed debt of $1,950,000. Smittybilt is a manufacturer of tubular accessory products, including tubular steps, brush guards, bumpers and nerf bars, for light trucks.

The Company sold, in the aggregate, 1,047,412 shares of Common Stock and 323,830.3 shares of non-voting Series B Preferred Stock to LIH Holdings III, LLC ("LIH III"), an entity affiliated with Harvest Partners, Massachusetts Mutual Life Insurance Company ("MMLIC"),

MassMutual Corporate Investors ("MMCI"), MassMutual Participation Investors ("MMPI"), MassMutual Corporate Value Partners Limited ("MMCVPL"), Liberty Mutual Insurance Company ("Liberty") and BancBoston Capital Inc. ("BancBoston") (collectively, the "Investors"). The shares were issued in two transactions. The first issuance was on December 22, 1998 and provided part of the financing for the acquisition of Ventshade. The second issuance was on January 27, 1999 and provided part of the financing for the acquisition of Smittybilt. The non-voting Series B Preferred Stock is convertible into shares of Common Stock. The aggregate share price was $30,000,000.

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

On September 9, 2000, the 1,493,398 Class B-1 Common Shares owned by LIH Holdings II, LLC under the terms and conditions of the Certificate of Designation, Rights and Preferences of Series Class B-1 Common Shares, automatically converted into Common Shares, which the Company is reflecting on its financial statements for 2000. The conversion increased the combined ownership of the Harvest Partners' affiliates to 58.0% of the Company's voting Common Stock.

PRODUCTS

The Company currently has over 70 product lines which allow consumers the ability to customize the appearance of vehicles with functional and stylish accessories engineered and designed to give an original equipment look and fit. The Company's products are designed to fit a wide range of makes, models and years of light and heavy trucks, SUVs and automobiles.

Major product categories offered by the Company consist of:

LIGHT TRUCK AND AUTOMOBILE ACCESSORIES (LTAA), which include hood shields/bug deflectors, running boards and steps, window vent visors, windshield visors, tonneau covers, aluminum storage boxes, tubular products including side bar steps, front-end protection guards and other appearance accessories;

HEAVY TRUCK ACCESSORIES (HTA), which consist of bug deflectors, bug screens and rock guards, vinyl grille coverings and interior trim parts for the heavy truck market; and

SUSPENSION PRODUCTS, which are used as an appearance enhancing product to lift or lower a vehicle.

Light Truck and Automobile Accessories (LTAA)

Products produced for the light truck and automobile accessory segment of the market are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic polycarbonate, aluminum, or steel material. Virtually all of the Company's products are molded or formed for an exact fit to each vehicle.

HOOD SHIELDS/BUG DEFLECTORS. Deflecta-Shield Corp. entered the hood shield/bug deflector market in 1961. With the combination of Lund Industries hood shield/bug deflector lines and the acquisition of Auto Ventshade, the Company significantly increased its offering in this category. The Company currently offers ten styles of hood shields, ranging from the original upright hood shield to the patented wrap-around shield.

RUNNING BOARDS AND STEPS. Lund Industries entered the running board and step board market in 1991 when it developed a line of fiberglass running boards. The Company currently sells ten styles of running boards and step boards, manufactured from fiberglass, ABS plastic, or aluminum material.

WINDOW VENT VISORS. Auto Ventshade introduced its window vent shade in 1935. The Company currently markets five styles of window vent visors, manufactured from reinforced acrylic or stainless steel material.

WINDSHIELD VISORS. Lund Industries entered the light truck accessory market by introducing the Lund SunVisor(R) in 1977. The Company currently offers four styles of external windshield visors. The Company manufactures its visor line from fiberglass or ABS plastic material and include lighted and non-lighted styles.

TONNEAU COVERS. The Company entered the tonneau cover market in 1994 with the acquisition of certain assets of Innovative Accessories, Inc. It currently markets three styles of tonneau covers, each designed to cover the bed of a pickup truck. The Company's tonneau cover lines are manufactured from vinyl with aluminum support structures.

ALUMINUM STORAGE BOXES. Deflecta-Shield Corp. entered the aluminum storage box market when it acquired Delta III, Inc. in 1994. The Company currently markets five lines of aluminum storage boxes, each of which is available in various box sizes and configurations to fit pickup truck beds.

TUBULAR PRODUCTS. The Smittybilt, Inc. acquisition completed in January 1999 added a tubular product line to the Company's light truck product offering. The Company markets three styles of tubular products. The product offering includes grill and brush guards, tail light guards, "Sure-Step(TM)" side bars, as well as other complimentary accessories for light trucks and SUV's.

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

Heavy Truck Accessories (HTA)

The Company's heavy truck accessories are developed, manufactured and marketed at its facility in Chicago, Illinois. The heavy truck accessories market consists of products for over-the-road trucks in the Class 8 weight category (trucks with a gross vehicle weight over 33,000 pounds). Management believes it is the largest supplier of winterfronts, bug screens, bug deflectors and rock guards for heavy trucks in the United States. Each of these product lines is (i) designed and developed in cooperation with major heavy truck manufacturers; (ii) built to individual model year specifications; and (iii) with few exceptions, the exclusive original equipment manufacturer ("OEM") approved accessory sold to the OEMs in each product category. These products are sold for substantially all makes and models of U.S.-made heavy trucks. Function is emphasized to a great degree in the design of Belmor(R) heavy truck products.

HEAVY TRUCK BUG DEFLECTORS. The Company manufactures six styles of bug deflectors for the heavy truck market. Each product line is manufactured from either Lexan(R) or ABS plastic. Products include the Aeroshield(R) traditional flat deflector and the Aeroshield-Plus(R), an aerodynamically designed shield.

BUG SCREENS AND WINTERFRONTS. Bug screens are used primarily during the warmer months of the year to keep bugs and road debris from reaching the radiator of a truck. Bug screens are constructed of light weight aluminum or fiberglass screen mesh and are often included in a new truck package. They are snapped on the front of the truck and are generally replaced every other year.

Winterfronts are snap-on vinyl covers for the radiator grille on the front of a truck and are used to regulate the air intake of the truck's engine during cold weather. By installing a winterfront, a driver can maintain engine operating temperature in cold weather and increase the amount of heat available to warm the cab of the truck. Belmor is the largest supplier of bug screens and winterfronts in the United States.

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

ROCK GUARDS. Rock guards are heavy fabricated metal screens installed inside the truck engine compartment in front of the radiator and designed to protect the radiator and engine against damage from rocks and other road debris. Rock guards are installed on many truck models as a standard part. The Company is the largest supplier of rock guards in the United States.

INTERIOR TRIM PARTS. The Company also manufactures and sells interior panels and trim items to certain manufacturers of heavy trucks and replacement trim kits for certain models to heavy truck dealers. Interior trim products sold to heavy truck manufacturers include door panels, roof panels, side panels, sleeping curtains, door pockets, dash boards, headliners, carpets and floor mats.

Suspension Products

The 1994 acquisition of Trailmaster Products, Inc. by Deflecta-Shield Corp. resulted in the addition of a full line of suspension products for lifting or lowering vehicles. Trailmaster(R) and Streetmaster(R) accessories are best known for their Matched Systems Technology approach, under which each Streetmaster(TM) brand lift kit is engineered to include all the system's components. In 1996, the Company introduced the SSV(TM) self-adjusting shock absorber that provides "on-the-fly" ride adjustability.


MARKETING AND SALES

Light Truck Automobile Accessories

The Company sells its Light Truck and Automobile Accessories (LTAA) under the brand names Lund(R), Deflecta-Shield(R), Auto Ventshade(R), Smittybilt(R) and Trailmaster(R). In addition, the Company sells accessories to automotive manufacturers for resale through their franchised dealers.

 LTAA branded products are sold through a national distribution system that utilizes in-house sales staff and independent manufacturers' representatives. LTAA currently has 14 regional sales managers who oversee 39 independent manufacturers' representative organizations employing approximately 150 sales representatives. The

Company's staff and independent manufacturers' representatives sell the LTAA products to warehouse distributors, dealer expeditors, automotive specialty chain stores, converters, mass merchandisers, catalog companies and on-line retailers.

While the LTAA market is highly fragmented, the Company believes there is a trend among distributors and retailers to prefer suppliers who provide well-recognized brand names, strong customer service and a broad product line that accommodates "one-stop shopping".

Currently, the majority of LTAA sales are generated from products sold in the United States and Canada. The Company delivers a majority of its products to warehouse distributors, mass merchants, and auto retailers by truck from its manufacturing and warehouse facilities in Corona, California; Longmont, Colorado; Howe, Indiana; Anoka, Minnesota; and Lawrenceville, Georgia.

In the LTAA market, warehouse distributors and performance warehouse distributors have traditionally been the primary channel of distribution for aftermarket accessories. Warehouse distributors often stock a broad line of aftermarket products in multiple warehouse locations and sell to independent auto parts stores, auto repair stores and service stations. Performance warehouse distributors specialize in aftermarket products designed to improve the performance of the vehicle and sell to similar retailers and installers.

Additionally, the Company sells its products to a variety of other customers, including: (i) dealer expeditors, who provide aftermarket accessories and installation services to automotive dealers; (ii) automotive specialty chain stores, who purchase aftermarket products on a direct basis from manufacturers;
(iii) catalog companies, that purchase accessories directly from manufacturers and sell through catalogs distributed to a variety of customers, including consumers and automotive dealers; and (iv) on line retailers.

The majority of the Company's LTAA products are purchased by consumers at retail auto parts stores. These stores may be independent or part of an automotive parts store chain. In most retail stores, the consumer has a choice of one or two manufacturers' product lines in the categories in which the Company competes. Some retailers offer installation services for accessories, other retailers direct consumers to body shops or garages for installation or the consumer may install the products personally. Consumers also purchase light truck and automotive accessories through mail-order catalogs, at automotive dealers' parts departments, at automotive dealers as an add-on accessory installed at the time of a new vehicle purchase, or on line.

The Company believes an increasing percentage of light truck and automotive accessories sales are being made by automotive parts stores or mass merchants and therefore the Company needs to intensify marketing efforts for LTAA products to such chains, while maintaining its traditional strong relationships with warehouse distributors and catalog companies.

The Company's sales and marketing programs are focused on educating its customers about its broad product offerings, expanding distribution for its product offerings, developing new profitable products and building brand name loyalty. The Company's website is: WWW.LUNDINTERNATIONAL.COM. The website home page offers five links to all the brands presently marketed where more information on product offering is available.

LTAA Marketing Department responsibilities include: (1) managing and supporting the factory and manufacturers' sales managers and representatives; (2) creating and implementing marketing and promotional campaigns; (3) developing and implementing sales programs and promotions; (4) designing and creating product catalogs, price lists and other marketing materials; (5) managing trade shows and other marketing materials; (6) designing and coordinating retail packaging materials; and (7) providing market research and input on the design and development of new product programs.

A variety of marketing tools are utilized to increase trade and consumer awareness of the Company's products and brands. The Company designs and develops catalogs, price and application guides and other product literature and materials which it distributes directly to its independent manufacturer's representatives for use in promoting its products to trade customers. In addition, point-of-purchase displays are developed and provided to retailers. The displays feature miniature versions of various products and highlight product features and benefits.

The Company markets and promotes its products through several programs targeted at motor sports and outdoor enthusiasts. Sponsorship programs have been established with Hank Parker Sr., professional bass fisherman, and Hank Parker Jr., professional NASCAR Busch Grand National Series driver. Marketing programs consist of consumer media programs including print and cable television advertising, as well as trade advertising campaigns. Cooperative advertising programs are also offered to retailers.

Heavy Truck  Accessories

The Company's HTA sales staff works directly with the manufacturers' aftermarket staffs to create both dealer and truck owner awareness of the Company's accessories.

The Company sells its Heavy Truck Accessories (HTA), under its Belmor(R) brand exclusively to original equipment manufacturers of highway trucks. The HTA market is primarily serviced by franchised dealers representing manufacturers. The Company's products are shipped directly to dealers as well as manufacturers' distribution centers. The Company provides various sales and marketing programs to manufacturers and dealers to support the sale of accessories. These include advertising, brochures, point of purchase and showroom displays.

Suspension Division

The Company's Suspension Division promotes and sells its brands Trailmaster(R) , Streetmaster(R) and 4 Way suspension accessories products through a mix of approximately 150 warehouse distributors, catalog, specialty automotive dealers and converters principally in the U.S. and Canada utilizing distribution and marketing programs similar to the LTAA. The company uses three direct regional sales personnel based throughout the United States supported by five manufacturer's representatives.

Suspension products cater to consumers seeking to improve the appearance of their vehicles by changing the wheels and tire combinations to something more appealing to their styling. Trailmaster(R) and Streetmaster(R) branded suspension systems and performance shock absorbers safely and durably make this possible.

The Suspension Division builds awareness and markets its products to consumers through a mix of coordinated, targeted media and promotional efforts including pull through advertising in major enthusiast magazines, television, CORR (off road) racing series sponsorship, media-attractive project vehicle participation and through state of the art websites for Trailmaster(R) and Streetmaster(R) products. In addition, catalogs, publications and specialized promotions to direct customers assure consumers that the Company's suspension products are on the shelf.

Original Equipment Sales

The Company also sells a variety of custom made accessories to OEMs Ford, General Motors, Daimler Chrysler, Toyota, Nissan, and Suzuki that fit light truck vehicles and SUV's. The Company employs in-house sales staff and also utilizes manufacturer's representatives to sell its product into the Original Equipment Manufacturer's market. The Company is focused on increasing its presence with OEMs and is aggressively seeking incremental sales of its products into this market.

MANUFACTURING PROCESS

The LTAA manufacturing centers, or product supply facilities, are located in Anoka, Minnesota; Lawrenceville, Georgia; Longmont, Colorado; Howe, Indiana; and Corona, California. These facilities manufacture, warehouse and distribute LTAA products.

The Company's LTAA products are generally manufactured from fiberglass or plastic sheets composed of polyester, ABS plastic, acrylic, and polycarbonate, aluminum and tubular steel. Product lines representing a majority of LTAA's sales are manufactured from laminated fiberglass and polyester resin, making these the predominant raw materials currently used by LTAA. It is also one, of the largest purchasers of General Electric Plastics Lexan(R) polycarbonate sheet plastic in the United States and uses the Lexan brand name in its advertising and packaging. The raw materials used by LTAA are available from a number of suppliers, except for Lexan, which is only available from General Electric Plastics. Management believes that in the event of a shortage or significant delay in the delivery of any raw materials used in its manufacturing processes, alternative vendors could be found to supply such materials or alternative materials (including alternatives for Lexan plastic) and that the shortage or delay would not be expected to have a significant impact on the Company's financial condition or results of operations.

Fiberglass products are currently manufactured by suppliers with whom the Company has supply arrangements. These manufacturers use production molds to form a 1/8" fiberglass laminate into product shapes. The edges are then machine trimmed and hand sanded for a smooth finish. Fiberglass LTAA's were previously manufactured in the Company's Anoka, Minnesota facility.

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

Tonneau covers are manufactured from a reinforced vinyl material and aluminum extrusions. The material is cut and sewn to fit each application and the aluminum is cut to size to match for installation over pickup truck beds.

The Anoka, Minnesota product supply facility outsourced its fiberglass manufacturing during 2000. In addition, the Anoka warehousing and distribution operations will be relocated to a facility leased by the Company in Lawrenceville, Georgia by the beginning of the second quarter in 2001. The engineering, research, and design functions will be relocated to another facility during 2001. During the fourth quarter in 1999, the plastic manufacturing operations at Anoka, Minnesota were transferred to the Company's Auto Ventshade Division in Lawrenceville, Georgia. The Anoka facility has been listed for sale.

The Longmont, Colorado product supply facility is the primary facility for the manufacture of hood shields using Lexan(R) polycarbonate sheet. The facility also houses research, product design, product testing and distribution. Longmont is a thermo-former of Lexan, modified acrylic and acrylics employing state-of-the-market Computer Numerically Controlled ("CNC") fabrication and oven processes to provide high-quality products. The facility manufactures all of its own molds. This product supply facility has been awarded the quality standard ISO 9000 and QS9000 certification and holds Ford Q1 certification from Ford and a Gold Pentastar award from Chrysler.

The Howe, Indiana facility manufactures aluminum tool storage boxes, aluminum running boards and extruded accessory products. The facility employs state-of-the-market CNC manufacturing technology and precision, process controlled welding capabilities. Howe has full product design and testing capabilities on site and routinely brings out new product for all channels of distribution.

The Corona, California facility manufactures chrome plated and polished stainless steel products. Both flat sheet and tubular steel is purchased and flame cut, pierced, bent formed and welded into final product using state-of-the-art CNC Plasma/Punch technology, robotic welding and tube bending equipment. The Corona facility has in-house engineering, design and product development capabilities. The Corona facility is currently exploring offshore outsourcing opportunities for some of its production and anticipates utilizing these offshore sources during 2001.

In the Auto Ventshade Division, the manufacturing process, which involves thermo-forming, drape-forming and injection molding of plastics, also includes the regrinding of a majority of the scrap plastics for reuse in the production process. This internal recycling process has resulted in significant cost savings and an environmentally friendly process. AVS earned quality standard QS-9000/ISO 9001 certification, thereby making the Company one of the few manufacturers in our industry to earn this certification.

CUSTOMER SERVICE

The LTAA customers are provided an inbound-outbound customer contact center located in the Anoka, Minnesota facility that services inbound orders and order processing for both customers and consumers of Smittybilt(R), Lund(R) and Deflecta-Shield(R) brand accessories. LTAA customers who purchase Deflecta-Shield(R) aluminum products are serviced by an inbound-outbound customer service department located in the Howe, Indiana facility. A customer service department is located at the Longmont, Colorado facility, which services the OEMs who purchase products primarily produced at that facility.

The Heavy Duty Truck and Suspension Division as well as the Auto Ventshade Division maintain separate inbound-outbound customer service and telemarketing departments in their facilities located in Chicago, Illinois; Corona, California; and Lawrenceville, Georgia.

PRODUCT DEVELOPMENT

Enhancement of its existing products and the development of new products are an important part of the Company's long-term growth and success in the light truck, heavy truck and suspension product markets. New product ideas are generated by senior management, the marketing and product development staffs, manufacturer's representatives and through suggestions from customers and outside consultants.

Development of new products is managed by a team of engineers located at each division. The product development teams are responsible for designing, engineering and developing new products, including assessing feasibility, manufacturing cost parameters and lead times.

The Company believes that the size and capabilities of its moldmaking staff contribute significantly to the ability to quickly bring new product ideas to market. Moldmakers are employed in Anoka, Minnesota and at the manufacturing facilities in Longmont, Colorado; and Lawrenceville, Georgia. The moldmaking staff is responsible for the manufacture, repair and maintenance of the tooling used in the manufacture of the thermo-formed, vacuum-formed and injection molded products. The length of the new product development cycle for the Company's products (from concept to initial production) varies, but is typically between nine and 18 months. Product applications for new vehicles are developed and introduced as new models are released by the OEMs.

The Company has invested in state-of-the-market computer aided design equipment in order to reduce development time across all product categories.

RETURNS AND WARRANTY CLAIMS

The Company has a return to stock policy, which generally limits returns by customers to three percent of prior year's sales. For returns above this percentage, customers are typically required to pay a restocking fee or place significant offsetting orders. The Company has product warranty programs, which vary according to product lines and divisions. In 2000, 1999, and 1998, the Company had return and warranty expenses of $3,724,200, $3,529,452, and $1,824,742 respectively, which represented 2.1%, 1.8%, and 1.6% of net sales, respectively.

SEASONALITY AND BACKLOG

The Company's sales pattern is slightly seasonal, however in 2000 due to a second half downturn in the marketplace 55.0% of the Company's sales occurred in the first half of the year. The Company does not consider its backlog as of any given date as a meaningful measure of future business, because its customers generally require rapid shipment of orders.

COMPETITION

The Company believes the market is highly competitive for products sold by all Company Divisions and that competition is based on brand name recognition, product and service, quality, design, breadth of product line, and packaging. Some of the Company's competitors and potential competitors, including the manufacturers of light and heavy truck vehicles, have greater financial or other resources than the Company. There are no significant technological or manufacturing barriers for entry into the Company's business. While the Company has many competitors for most of its product lines, it believes that in the U.S. it has one of the broadest offerings of appearance accessories in the light and heavy truck markets, along with strong brand names, and that it occupies a leading position in its major product categories.

INTELLECTUAL PROPERTY

The Company generally seeks to obtain patent protection, shape/design trademarks and brand trademarks for its products. The Company owns numerous domestic and foreign trademarks and trade names used in its business, including Lund(R), Deflecta-Shield(R), Trailmaster(R), Auto Ventshade(R), Smittybilt(R), and Belmor(R). The Company also holds numerous patents, which expire at various dates through 2017.

The Company believes that the reputation attached to such patents, trademarks and trade names as a whole is of material importance to the businesses in which they are used. The Company has aggressively enforced its intellectual property rights and intends to do so in the future. The Company believes that by aggressively enforcing its intellectual property rights, it deters other manufacturers from attempting to copy its products.

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

EMPLOYEES

As of February 28, 2001, the Company employed 1,166 people, none of whom are represented by a labor union. The Company believes its employee relations are good and that its future success will depend in large part upon the continued service of its key production, sales, marketing and management personnel and its ability to identify and hire additional appropriately skilled, highly qualified technical, marketing and managerial personnel. The Company has not suffered a work stoppage or slowdown in the last ten years.

RELATIONSHIP WITH HARVEST PARTNERS, INC.

The Company was party to a Second Amended and Restated Governance Agreement (the "Amended Agreement") with LIH, LIH II and LIH III, affiliates of Harvest Partners (the "LIH Entities") and is party to a Services Agreement with Harvest Partners (the "Services Agreement").

On September 9, 2000, the Second Amended and Restated Governance Agreement between the Company and the LIH Entities ("Amended Agreement") expired. The Amended Agreement did not permit the LIH Entities and any of their Associates or Affiliates (as defined in the Amended Agreement) to beneficially own collectively more than 3,306,792 shares of the Company's voting Common Stock. The restriction expired with the expiration of the Amended Agreement.

However, the Company and Harvest Partners, Inc. ("Harvest Partners") entered into another Services Agreement effective October 1, 2000 ("Services Agreement"). The Services Agreement provides that Harvest Partners will provide the Company with services from time to time as requested by the Company's Board of Directors. Such services include, but are not limited to, (i) supervisory services, human resource services, accounting and computer services, (ii) assisting the Company, generally, with respect to financial and business matters, as the Company's financial advisor, (iii) recommending and assisting the Company in implementing a general strategy in connection with the Company's accomplishing its business plan and anticipated growth; (iv) assisting the Company to structure and negotiate dispositions of assets and/or business units;
(v) if necessary, locating equity partners and structuring and negotiating refinancing and other coordination of investor relation services, (vii) structuring and negotiating refinancing and other lending or borrowing transactions relating to the Company and (viii) such other investment, advisory and related financial services as Harvest Partners or the Company shall, from time to time, deem necessary or appropriate. The services provided by Harvest Partners are strictly advisory in nature and the Company is free to accept or reject any such advice in its sole and absolute discretion.

Payment by the Company of the Harvest Partners' fees under the Services Agreement are contingent upon the Company attaining the financial covenants of its Credit Agreement, dated February 27, 1998, as amended and supplemented. (Refer to Note 6 in the Notes to the Consolidated Financial Statements).

EXECUTIVE OFFICERS AND KEY EMPLOYEES

The executive officers and key employees of the Company are as follows:

DENNIS W. VOLLMERSHAUSEN, 57, joined the Company in October 1998 as President and Chief Executive Officer. From August 1996 to June 1997, Mr. Vollmershausen was the Executive Vice President of Champion Road Machinery, Ltd., a manufacturer of construction equipment and from June 1997 to August 1998 was President and Chief Executive Officer. Since January 1990, Mr. Vollmershausen has also served as Chairman of London Machinery, Inc., a manufacturer of transit mixers.

JAMES P. CHICK, 45, joined the Company in March 1998, following the acquisition of Deflecta-Shield Corp. Mr. Chick was appointed President of Trailmaster Products, Inc., the Company's Suspension Division, in February 1996, a position he continues to hold. From July 1994 until February 1996, he was the Marketing Manager of Mr. Gasket Co., a performance automotive parts company.

TERRY COLE, 48, joined the Company in November 1997 and was named Vice President of Sales and Marketing of Light Truck Automotive Accessories, which includes the brands Lund, Deflecta-Shield, Auto Ventshade, and Smittybilt. Mr. Cole has over 30 years of experience in the Automotive Aftermarket. Previously Mr. Cole held positions with Reliable Automotive, GNB Battery, Western Auto, and Montgomery Wards.

JOHN A. DANIELS, 64, joined the Company in January 1998, following the acquisition of Deflecta-Shield Corp., as the President of the Heavy Truck Division of the Company. From June 1990 until January 1996, he was the Vice President and General Manager of Belmor Autotron, a subsidiary of Deflecta-Shield Corp. and in January 1996, he was named President.

CAROLE B. GROSSMAN, 50, joined the Company in 1990 as Corporate Counsel on a part-time basis and was named full-time Corporate Counsel in September 1999. Prior to her full-time appointment, Ms. Grossman also worked as an attorney for Grossman & Millard and in 1997 she was hired by Burk & Seaton, P.A. Both law firms exclusively represent corporations and other business entities for employment and labor law matters.

KENNETH L. HOLBROOK, 45, joined the Company in March 1998 as Vice President of Sales and in June 1999, was named President of the Light Truck Division. From February 1992 until February 1998, Mr. Holbrook was the Vice President of OEM and Aftermarket Sales for Bestop, Inc., a manufacturer of sport utility vehicle soft and hard top systems, associated accessories and seating systems.

EDMUND J. SCHWARTZ, 51, joined the Company in August 1999 as its Chief Financial Officer. Prior to joining the Company, Mr. Schwartz was with Electrolux Corporation, a manufacturer of floor care products from 1984 to 1999 and served as its Chief Financial Officer from 1990 to 1999.

STEPHEN S. TREICHEL, 58, joined the Company in October 1995 as Vice President of Information Systems. From 1993 to October 1995, Mr. Treichel was the President of Process Management International, a management consulting firm.

J. TIMOTHY YUNGERS, 44, joined the Company in September 1998 as Director of Human Resources and in March 1999 was named Vice President of Human Resources. From November 1995 to September 1998, Mr. Yungers was the Director of Human Resources for Century Circuits & Electronics, Inc., a manufacturer of flexible circuit boards. From 1988 to 1990, Mr. Yungers was the Assistant Controller for Anagram, International, Inc., a manufacturer of consumer products and industrial packaging and, from 1990 to 1995, he was the Manager of Human Resources.

Item 2.    PROPERTIES

The Company manufacturers its products in a mix of owned and leased facilities. The Company believes that the existing facilities have more than sufficient capacity to meet its needs and continually reviews the feasibility of consolidating facilities. In that regard, the Company has closed facilities in Oklahoma City, Oklahoma; Sturgis, Michigan; and Chicago, Illinois. The Company closed the Indianola, Iowa facility in 1999 and consolidated its operations in Minnesota. The following chart details the facilities of the Company:


------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
        PRINCIPAL USE OF FACILITY                  LOCATION                SIZE            LEASED/                LEASE EXPIRES
                                                                        (SQ. FT.)           OWNED
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Administrative  Offices (1)                 Anoka, MN                     331,000            Own         N/A
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing and Distribution              Longmont, CO                   42,900           Lease        March 1, 2004
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing (2)                           Longmont, CO                    6,628           Lease        May 1, 2001
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing                               Longmont, CO                   12,600           Lease        May 31, 2003
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing                               Longmont, CO                   12,785           Lease        May 31, 2003
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing, Distribution                 Chicago, IL                    92,800            Own         N/A
and Offices
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing, Distribution                 Howe, IN                       95,100            Own         N/A
and Offices
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing, Distribution                 Corona, CA                    207,000           Lease        September 30, 2007
and Offices
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Manufacturing, Distribution                 Lawrenceville, GA             219,100           Lease        December 31, 2005
and Offices
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Office                                      Logan, UT                         359           Lease        April 30, 2001
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Warehouse and Distribution                  Lawrenceville, GA             100,800           Lease        December 31, 2005
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------
Corporate Offices                           Duluth, GA                      5,000           Lease        July 31, 2005
------------------------------------------- ------------------------ ----------------- ----------------- ---------------------------


(1)        The Company has put this facility up for sale.
(2)        The Company does not intend to renew this lease.

The Company anticipates no difficulty in retaining occupancy of any of its leased facilities through lease renewals prior to expiration or through month-to-month occupancy or in replacing them with equivalent facilities.


Item 3.    LEGAL PROCEEDINGS

The Company is currently involved in one legal proceeding in which it is a defendant.

SCOTT FORD V. FORD MOTOR COMPANY, ET AL. The Company's Trailmaster Products, Inc. subsidiary is one of several defendants in a drunk driving/roll over case initially filed on or about December 6, 1995 in the Court of Common Pleas of Allegheny County Pennsylvania. Plaintiff generally alleges the Trailmaster(R) components installed on his pick-up truck were defective and either caused or enhanced the serious personal injuries plaintiff sustained in a one-car roll over accident. Plaintiffs demand monetary compensation in excess of $1.0 million from all defendants. The Company believes it has valid defenses and in cooperation with its insurers is vigorously defending the claim.

The Company is also subject to additional litigation in the ordinary course of its business, but the Company believes that none of such matters are likely to have a material impact on the Company.



Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


PART II.

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Effective October 24, 2000 the Company's Common Stock began trading on the NASDAQ OTC Bulletin Board and is quoted on the, OTC pinksheets under the symbol LUND. The following table sets forth, for the periods indicated the range of closing prices per share for the Company as reported on the NASDAQ/NM and OTC Bulletin Board.

                                                                       Years ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                           2000                                1999                                1998
                                      Closing Prices                      Closing Prices                      Closing Prices
                                    High            Low                 High            Low                 High            Low
                                    ----            ---                 ----            ---                 ----            ---

First Quarter                     $6.000          $3.656              $8.500          $6.000             $14.000         $11.625
Second Quarter                     5.000           3.688               6.875           5.000              13.875          11.250
Third Quarter                      4.875           3.813               6.750           5.750              11.625           6.375
Fourth Quarter                     4.625           1.313               6.750           5.438               8.500           4.750


As of March 2, 2001, there were 118 stockholders of record. The Company estimates that at least 1,200 stockholders own stock held for their account at brokerage firms and financial institutions.

During 2000, the Company failed to comply with NASDAQ maintenance standards, and its securities were delisted from the NASDAQ National Market on October 23, 2000. The Company had also applied for listing on the American Stock Exchange
(AMEX) and received written notification on December 1, 2000 that its application was not approved. The Company decided not to appeal the AMEX decision.

Lund International has never paid cash dividends on its Common Stock. Payment of dividends is within the discretion of the Company's Board of Directors.

Item 6.    SELECTED FINANCIAL DATA

                                                   Years ended
                                                   December 31,
                                     -------------------------------------------
                                     2000             1999            1998
                                     ----             ----            ----
Net sales                      $ 177,293,257    $ 194,368,967    $ 112,593,558
(Loss) income before income
  taxes, extraordinary item,
  and cumulative effect of
  accounting change               (7,396,941)      (4,558,345)      (5,685,479)
Income tax
  (benefit) expense                 (306,883)        (726,000)      (1,615,323)
Extraordinary item, net
  of income taxes                   (225,438)              --               --
Cumulative effect of
  accounting change, net
  of income taxes                   (410,496)              --               --
Net (loss) income                 (7,725,992)      (3,832,345)      (4,070,156)
Basic and diluted net
  (loss) income per
  share                                (0.98)           (0.49)           (0.64)
Total assets                     208,635,999      226,669,361      221,356,704
Long-term liabilities             82,852,585      101,704,808      107,002,546
Total stockholders'
  equity                          85,597,077       88,323,069       85,887,035


[WIDE TABLE CONTINUED FROM ABOVE]


                              Six months ended
                                  December 31,           Years ended June 30,
                                    1997             1997              1996
                                    ----             ----              ----

Net sales                      $  19,523,308    $  43,304,927   $  46,423,208
(Loss) income before income
  taxes, extraordinary item,
  and cumulative effect of
  accounting change                 (484,513)       3,129,520       7,054,916
Income tax
  (benefit) expense                 (120,928)         933,786       2,432,754
Extraordinary item, net
  of income taxes                         --               --              --
Cumulative effect of
  accounting change, net
  of income taxes                         --               --              --
Net (loss) income                   (363,585)       2,195,734       4,622,162
Basic and diluted net
  (loss) income per
  share                                (0.08)            0.50            1.05
Total assets                     144,027,462       41,444,706      40,319,605
Long-term liabilities             56,506,169        4,395,178       4,942,225
Total stockholders'
  equity                          62,513,640       32,852,922      30,507,269



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              For the Years Ended December 31, 2000, 1999 and 1998
                (dollars in thousands, except per share amounts)

GENERAL OVERVIEW

Lund International Holdings, Inc. ("Holdings" or the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corp. ("Deflecta-Shield Corp."), Smittybilt, Inc. and Auto Ventshade Company ("AVS") designs, manufactures, markets and distributes appearance automotive aftermarket accessories for light trucks, sport utility vehicles and vans (collectively, "light trucks") and heavy trucks, and designs, markets and distributes suspension systems.


In September 1997, the Company's Board of Directors approved a change in its year end from June 30, to December 31, with a six-month transition period ending on December 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net revenue of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                   PERCENTAGE OF NET SALES


                                                                         Years ended
                                                                        December 31,
                                                   --------------------------------------------------

                                                         2000                 1999                1998
                                                         ----                 ----                ----
Net sales                                               100.0%               100.0%              100.0%
Gross profit                                             26.0                 27.6                27.3
General and administrative expenses                       8.4                  8.3                10.4
Selling and marketing expenses                           10.0                 10.5                12.2
Research and development expenses                         1.5                  1.8                 2.6
Amortization                                              3.0                  2.7                 2.2

                                                     -------------         ------------        ------------

(Loss) income from operations                             3.1                  4.3                (0.1)
Other (expense) income, net                              (7.3)                (6.7)               (4.9)
Income tax (benefit) expense                             (0.1)                (0.4)               (1.4)
Extraordinary item, net of income taxes                   0.1                  ---                 ---
Cumulative effect of accounting change,
           net of income taxes                            0.2                  ---                 ---

                                                     -------------         ------------        ------------

Net loss                                                 (4.4)%               (2.0)%              (3.6)%

                                                     =============         ============        ============


NET SALES: Net sales for the year ended December 31, 2000 were $177,293, a decrease of $17,076 over net sales for 1999 and an increase of $64,700 over net sales for the year ended December 31, 1998. Management believes that the decrease in sales levels of the Company's LTAA and Suspension Division for the year ended December 31, 2000 compared to 1999 resulted from a weak demand for the Company's products due to high fuel prices and uncertain economic conditions. The decline in the Heavy Truck Division's sales similarly resulted from weaker economic conditions. Comparing the year ended December 31, 2000 to 1999 within the LTAA businesses, net sales were down $11,097 or 6.8%. Net sales in the Heavy Truck Division were down $4,316 or 22.9%, while the Suspension Division experienced a sales decline of $1,663 or 12.6%. The decline in the suspension sales volume was in some part due to the relocation of the suspension business to Corona, California and because the Company experienced some start-up problems in the new location. Comparing 2000 to 1998, net sales for the year ended December 31, 2000 increased by $64,700. The year 2000 increased net sales over 1998 reflect the inclusion of the Auto Ventshade Company and Smittybilt Inc., acquisitions that occurred in December 1998 and January 1999, respectively.

COST OF GOODS SOLD AND GROSS PROFIT: Gross profit for the year ended December 31, 2000 was 26.0%, compared to 27.6% in 1999 and 27.3% in 1998. The decline in gross profit in 2000 from 1999 was attributable to lost overhead absorption due to the reduction in sales volume, unfavorable manufacturing variance created by inventory losses in one of the Company's LTAA business units and a shift in mix to lower margin products. When comparing 2000 to 1998 the margin decline was attributable to higher manufacturing variances due to inefficiencies, channel mix due to a higher concentration of retail sales resulting from acquisitions and larger discount adjustments to gross sales.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $14,987, or 8.4% of net sales, for the year ended December 31, 2000, compared to $16,162, or 8.3% of net sales, for the year ended December 31, 1999 and $11,800, or 10.4% of net sales compared to the year ended December 31, 1998. In 2000 the Company incurred $1,532 in restructuring charges which are included in the $14,987. Excluding restructuring charges general and administrative expense in 2000 was $13,455 or 7.6% of net sales. Excluding restructuring charges the year 2000 is favorable in comparison to both 1999 and 1998. General and administrative expense excluding restructuring charges has declined $2,707 compared to 1999 and decreased to 7.6% of net sales from 1999 levels of 8.3%. The Company has made a concerted effort to reduce administrative expense throughout the organization in the form of headcount reductions, consolidating functions and eliminating unnecessary costs. Also included in 1999 there were incremental costs related to Y2K compliance matters and non-recurring personnel severance. Comparing 2000 to 1998, general and administrative costs declined from 10.4% to 8.4%. The decline is the result of cost reduction efforts in 2000 and non-recurring personnel severance, relocation, recruiting, and systems implementation cost associated with the integration of acquisitions that occurred in 1998.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $17,719, or 10.0% of net sales, for the year ended December 31, 2000 compared to $20,340, or 10.5% of net sales, for the year ended December 31, 1999 and $13,736, or 12.2% of net sales, for the year ended December 31, 1998. Selling and marketing expenses were lower in 2000 compared to 1999 by $2,621. The decrease is attributed to lower sales volumes, and more cost efficient selling and marketing programs with customers. The decrease from 2000 to 1998 is primarily the result of integrating sales and marketing functions, the elimination of expensive point of purchase promotions and competitive stock lifts.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $2,594 or 1.5% of net sales, for the year ended December 31, 2000 compared to $3,444 or 1.8% and $2,970 or 2.6% of net sales for the years ended December 31, 1999 and 1998, respectively. The decrease in spending in 2000 compared to 1999 relates to the deferral of some product development programs due to the restructuring of a portion of the Light Truck operations in Anoka, Minnesota. When comparing the 2000 spending to 1998, the decline is impacted primarily due to the reclassification of manufacturing engineering expense out of research and development.

AMORTIZATION OF INTANGIBLES: Amortization expense was $5,324, for the year ended December 31, 2000 compared to $5,303 and $2,424 for the years ended December 31, 1999 and 1998 respectively. The increase in amortization in both 2000 and 1999 compared to 1998 reflects the intangible amortization associated with the acquisition of Smittybilt Inc., and the Auto Ventshade Company.

OTHER (EXPENSE) INCOME, NET: Other (expense) income, net, was $12,881 of primarily interest expense for the year ended December 31, 2000, compared to $13,000 and $5,524 of expense in 1999 and 1998, respectively. The significant increase in interest expense in 2000 and 1999 compared to 1998 is the direct result of incurring substantial long-term debt to finance acquisitions.

INCOME TAX EXPENSE (BENEFIT): The Company recorded an income tax benefit of $307 for the year ended December 31, 2000, or a tax benefit of 4.1% of loss before extraordinary item and cumulative effect of accounting change, compared to a tax benefit of 15.9% in the year ended December 31, 1999 and a tax benefit of 28.4% in the year ended December 31, 1998. The effective tax benefit for all of these years was less than the statutory effective tax benefit due to the non-deductibility for tax purposes of acquisition related goodwill. Also, in the year 2000, the Company established a valuation allowance against its net deferred tax asset by $1,392, which significantly reduced the Company's income tax benefit in 2000.

NET INCOME/LOSS PER SHARE: The Company's net loss for the twelve months ended December 31, 2000 was $7,726, or $.98 per share, compared to a net loss of $3,832, or $.49 per share, in the year end December 31, 1999 and a net loss of $4,070, or $.64 per share for the year ended December 31, 1998.

OUTLOOK

During 2000, the Company completed the integration of the Auto Ventshade Company (December 1998) and Smittybilt Inc., (January 1999) acquisitions. The integration of the Auto Ventshade Company went as planned and it became a positive contributor to the Company's financial performance in 1999 and 2000. However, the Smittybilt, Inc. operations were much more difficult to integrate than anticipated. The Smittybilt Inc., operation lacked the infrastructure to adequately control its manufacturing costs and production schedules and the Company decided to redesign its Manufacturing Resource Planning System during 2000. This implementation was completed by the end of 2000 and the Company expects significant improvement in financial performance during 2001.

The Company also continued its consolidation effort during 2000. The Company's manufacturing and distribution operations in its Anoka, Minnesota facility were significantly changed. The remaining plastic manufacturing in Anoka was transferred to the Company's Auto Ventshade Division in Lawrenceville, Georgia. Fiberglass manufacturing was discontinued at Anoka and outsourced to third party manufacturers. The results of these changes have had a positive effect on the Company's financial performance. The distribution center in Anoka will also be relocated to one of the Company's warehouses in Lawrenceville, Georgia by April 2001.

The Company also completed the relocation of its Suspension Division from Coldwater, Michigan to its facility in Corona, California. The Suspension Division is now located in the same facility as the Company's tubular manufacturing operations.

Each of these integration, consolidation and relocation efforts were intended to lower the Company's product and overhead costs. There will be an added benefit of reducing a portion of the Company's outstanding debt when the Anoka, Minnesota facility is sold.

In 2000, the Company encountered difficult economic conditions that impacted the demand for its products by consumers. The Company also experienced a contraction of purchases in its LTAA business as distributors and retailers attempted to prevent a build-up of inventory levels. In addition, sales of Class 8 Heavy Truck vehicles declined leading to fewer sales of those accessories to the Company's OEM customers. The Company believes that this weakened demand was in part caused by higher fuel prices and general economic uncertainty that negatively impacted the discretionary spending patterns of its customers.

The automotive accessory market continued to experience consolidation and increased channel competition during 2000 in both manufacturing and distribution. This consolidation continued the shift in sales away from warehouse distributors to national automotive retailers, mass merchandisers and into the OEM channels. The Company has a strong presence in the warehouse distributors, national automotive and mass merchandiser channels. The Company's Deflecta Shield Corp., acquisition brought an increased OEM presence in both the light truck and heavy truck accessories market, especially in key product lines such as bug shields/hood protectors and aluminum products. The Company is pursuing a strategy to improve its OEM presence by increasing its sale of existing products and adding new product offerings to OEMs. By capitalizing on this OEM strategy, the Company expects to achieve sales growth in core product lines and enhance sales in other product categories.

Although the Company has experienced more difficulty and cost in assimilating its acquisitions and 2000 brought generally difficult economic conditions, management believes that the Company is well positioned in its industry to succeed. The Company offers its customers a broad line-up of products, responsive customer service and well-recognized brand names, which is unequaled in its industry. Providing unparalleled service, superior product quality and competitive pricing is a primary goal of the Company in all of its served markets.

The Company's long term strategy has not changed. The Company intends to take advantage of the consolidation in its industry by providing customers the best competitive alternative for the products it sells which will be backed by exceptional product quality, customer service and organizational flexibility to respond to changes in the marketplace.

The Company is committed to improving its manufacturing capabilities and efficiencies, adding resources wherever required to enhance its product development and to further consolidate its operations to lower costs. The overall process by which it attains these goals will strengthen the Company's competitive position and earnings capability, which will ultimately benefit its shareholders.

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

FINANCIAL CONDITION

A summary of comparative balance sheet information is as follows:



                                                                     December 31,
                                                             2000                     1999
                                                             ----                     ----
Cash and marketable securities
   (including restricted cash)                            $   1,854                $    3,834
Total current assets                                         58,670                    67,088
Total assets                                                208,636                   226,669
Total current liabilities                                    40,186                    36,641
Total long-term debt
   (excluding current maturities)                            78,654                    95,118
Working capital                                              18,484                    30,447
Current ratio                                              1.5 to 1                  1.8 to 1
Stockholders' equity                                         85,597                    88,323
Stockholders' equity to total liabilities                   .7 to 1                   .6 to 1



LIQUIDITY: Net cash provided by operating activities was $4,638 for the year ended December 31, 2000. Net cash provided by operating activities was $16,207 for the year ended December 31, 1999 and net cash used by operating activities was $7,122 for the year ended December 31, 1998. The decrease in cash provided in 2000 compared to 1999 was primarily attributable to a larger net loss and negative changes in the Company's working capital position. The significant use of cash from operating activities in 1998 was principally due to payment of liabilities assumed in the Deflecta-Shield Corp. acquisition.

Net cash used in investing activities during the year ended December 31, 2000 was $2,219, comprised of the purchases of planned capital, offset primarily by the sale of the Company's vacant facility in Indianola, Iowa. Net cash used in investing activities during December 31, 1999 was $20,773, reflecting the acquisition of Smittybilt, Inc. and the purchases of planned capital, offset by proceeds received from the sale of Fibernetics and certain equipment. Net cash used in investing activities during the year ended December 31, 1998 was $75,933, reflecting the acquisition of the Auto Ventshade Company, and remaining costs related to the acquisition of Deflecta-Shield Corp. and the construction of a new 104,000 square foot warehouse addition in Minnesota.

Net cash used by financing activities for the year ended December 31, 2000 was $1,013, primarily resulting from borrowing on the Company's credit facility, offset by $5,000 in proceeds from the issuance of preferred stock to one its investors, Harvest Partners. Net cash provided by financing activities for the year ended December 31, 1999 was $3,823, primarily resulting from the issuance of common and preferred stock to finance the Smittybilt acquisition offset by changes in cash accounts and debt issuance costs related to the acquisition. Net cash provided by financing activities for the year ended December 31, 1998 was $77,456 and included $45,000 of proceeds from the Company's senior and subordinated lenders and $25,000 of proceeds from the issuance of common and preferred stock to finance the acquisition of Ventshade.

For the terms and definitions of the Company's credit facilities including its revolving line of credit please refer to Note 6 in the Notes to the Consolidated Financial Statements. With respect to financing related to the acquisitions of Smittybilt, Inc., the Auto Ventshade Company and Deflecta-Shield Corp. refer to Notes 4 and 6 in the Notes to the Consolidated Financial Statements.

On December 29, 1998, the Company defeased its Industrial Development Revenue Bonds (the "Bonds") by placing restricted cash and marketable securities held pursuant to the Bond agreement as of that date and an additional deposit of $3,182 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow could be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities continued to be presented as assets and obligations of the Company until such guarantee expired in January 2000. In January 2000, the Bonds and the related restricted cash and marketable securities were removed from the Company's Balance Sheet and the Company recorded an extraordinary loss of $225 (net of a tax benefit of $130) for the early extinguishment of debt.

At the end of the fourth quarter in 2000, the Company was in default of its financial covenants of the Credit Agreement with its senior lenders. Similarly, at the end of the fourth quarter in 2000, the Company was also in default of certain of its financial covenants in the Securities Purchase Agreement with its subordinated lenders. On March 23, 2001 the Company received a Waiver and Fifth Amendment to its Credit Agreement with its senior lenders. Simultaneously, the Company received a Waiver and Third Amendment to its Securities Purchase Agreement with its subordinated lenders. These documents waived any events of default with the financial covenants contained therein up through and including December 31, 2000. These agreements also amended the financial covenants that are contained in the agreements for 2001. As a part of this Waiver and Fifth Amendment, the senior lenders also added a series of financial covenants specific to one of the Company's operating units. The Company anticipates that, based on current economic conditions and its expectations for 2001, it will be able to comply with the amended financial covenants in these documents in the fiscal year ending December 30, 2001. The Company's debt was not restructured as a part of either of these amendments, however the revolver loan commitment in the Company's Credit Agreement with its senior lenders was reduced by $5 million to $25 million during the effective period of the Waiver and Fifth Amendment to the Credit Agreement.

The amount available for borrowing under the revolving credit facility (refer to Note 6 in the Notes to the Consolidated Financial Statements) at December 31, 2000 was $20,513, before the $5,000 reduction in the commitment level from the Waiver and Fifth Amendment to the Credit Agreement.

Management believes that cash generated from operations, the expected proceeds from the sale of the Company's Anoka facility and amounts available under its revolving credit facility will be sufficient to fund working capital growth, anticipated capital expenditures not financed through operating leases and required debt repayments through 2001. As further described in Note 6 to the Notes to the Consolidated Financial Statements, beginning January 1, 2002, the financial covenants established in the Company's original consolidated $106.5 million loan facility again become operative. Management believes that, based upon current operating forecasts, that it will not be able to meet all of these original financial covenants in 2002 and will need to further amend its debt agreements with its lenders in the future. Although the Company has been successful in the past amending its debt agreements, management cannot predict with certainty that the Company will be able to obtain future amendments to its debt agreements or obtain amendments that are acceptable to the Company.


FINANCIAL INSTRUMENTS MARKET RISK

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and its Revolving Line of Credit are dependent upon the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value as of December 31, 2000. The Company does not enter into hedging or derivative instruments.

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

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Statements made in this Form 10-K and the Annual Report to Shareholders, including the Chief Executive Officer's letter, relating to future financial results, the effects of the acquisitions, company operations, developments, trends and market analysis, among others, are forward-looking statements. These statements involve risks and uncertainties, which could cause results to differ materially from those, anticipated. Management believes that all statements that express expectations and projections with respect to future matters related to the Company's acquisitions could result in differences, including: inability to obtain expected efficiencies, or to obtain them in a timely manner; inability to effectively manage a larger enterprise, to integrate acquired companies or to control costs associated with such integration; and the representations, warranties and covenants in the merger and purchase agreements proving to be materially untrue. In addition, the business and operations of the Company (and projected results) include the following risk factors: consumer preference changes; risk of expansion into new distribution channels; delays in designing, developing, testing or shipping of products; increased competition; general economic developments and trends; developments and trends in the light truck and automotive accessory market; sales of heavy trucks, which are cyclical; the timely development and introduction of competitive new products by the Company and acceptance of those products; and increased costs. This is not an exhaustive list and the Company may supplement this list in future filings or releases or in connection with the making of forward-looking statements. However, the Company believes that these are forward-looking statements within the meaning of the Act.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------   ------------
ASSETS                                                                        (Revised)
Current assets:
   Cash and temporary cash investments                      $  1,853,799   $    447,727
   Restricted cash                                                    --      3,386,704
   Accounts receivable, net                                   27,526,478     32,836,186
   Inventories                                                24,935,285     24,214,468
   Deferred income taxes                                       3,668,709      5,300,451
   Other current assets                                          685,775        902,198
                                                            ------------   ------------
   Total current assets                                       58,670,046     67,087,734
Property and equipment, net                                   27,828,278     31,331,339
Intangibles, net                                             119,178,149    124,502,106
Other assets                                                   2,959,526      3,748,182
                                                            ------------   ------------
   Total assets                                             $208,635,999   $226,669,361
                                                            ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                  $  9,032,449   $ 10,995,265
   Accrued expenses                                           14,449,683     16,054,910
   Long-term debt, current portion                            16,704,205      9,591,309
                                                            ------------   ------------
   Total current liabilities                                  40,186,337     36,641,484
Long-term debt, less current portion                          78,654,178     95,117,585
Deferred income taxes                                          3,668,709      5,931,002
Other liabilities                                                529,698        656,221

Commitments and Contingencies (Note 9)

Stockholders' equity:
Preferred stock-Series B, $.01 stated value;
   authorized 362,709 shares; 304,451.4 issued
   and outstanding at December 31, 2000, and 323,830.3
   issued and outstanding at December 31, 1999                     3,045          3,238
Preferred stock-Series C, $.01 par value; authorized
    30,000 shares; 5,000 issued and outstanding at
    December 31, 2000, and none issued and
    outstanding at December 31, 1999                                  50             --
Common stock, $.10 par value; authorized 25,000,000
   shares; 7,997,969 and 6,310,782 issued and outstanding
   at December 31, 2000 and 1999, respectively                   799,797        631,078
Class B-1 Common Stock, $.01 par value; authorized
   3,000,000 shares; none issued and outstanding
    at December 31, 2000, and 1,493,398 issued and
   outstanding at December 31, 1999                                   --         14,934
Additional paid-in capital                                    69,278,018     64,431,660
Retained earnings                                             15,516,167     23,242,159
                                                            ------------   ------------
Total stockholders' equity                                    85,597,077     88,323,069
                                                            ------------   ------------
Total liabilities and stockholders' equity                  $208,635,999   $226,669,361
                                                            ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years ended
                                                                               December 31
                                                             -----------------------------------------------
                                                                  2000             1999             1998
                                                             -------------    -------------    -------------
Net sales                                                    $ 177,293,257    $ 194,368,967    $ 112,593,558
Cost of goods sold                                             131,184,529      140,678,089       81,824,529
                                                             -------------    -------------    -------------
Gross profit                                                    46,108,728       53,690,878       30,769,029

Operating expenses:
   General and administrative                                   14,987,178       16,161,655       11,799,611
   Selling and marketing                                        17,719,054       20,340,409       13,736,184
   Research and development                                      2,594,307        3,444,021        2,970,007
   Amortization of intangibles                                   5,323,959        5,302,711        2,424,186
                                                             -------------    -------------    -------------
   Total operating expenses                                     40,624,498       45,248,796       30,929,988
                                                             -------------    -------------    -------------
Income (loss) from operations                                    5,484,230        8,442,082         (160,959)

Other (expense) income:
   Interest expense                                            (12,902,232)     (12,746,791)      (5,483,994)
   Interest income                                                  44,551           67,057          105,851
   Other, net                                                      (23,490)        (320,693)        (146,377)
                                                             -------------    -------------    -------------
      Other (expense) income, net                              (12,881,171)     (13,000,427)      (5,524,520)
                                                             -------------    -------------    -------------

Loss before income taxes, extraordinary item,                   (7,396,941)      (4,558,345)      (5,685,479)
   and cumulative effect of accounting change

Income tax benefit                                                (306,883)        (726,000)      (1,615,323)
                                                             -------------    -------------    -------------

Loss before extraordinary item and                              (7,090,058)      (3,832,345)      (4,070,156)
   cumulative effect of accounting change

Extraordinary item, net of income taxes of $130,142               (225,438)              --               --
                                                             -------------    -------------    -------------

Loss before cumulative effect                                   (7,315,496)      (3,832,345)      (4,070,156)
  of accounting change

Cumulative effect of accounting
  change, net of income taxes of income taxes of $236,975         (410,496)              --               --
                                                             -------------    -------------    -------------

                     Net loss                                $  (7,725,992)   $  (3,832,345)   $  (4,070,156)
                                                             =============    =============    =============
Basic and diluted loss per share (Revised for 1999):
      Loss before extraordinary item
         and cumulative effect of
         accounting change                                   $       (0.90)   $       (0.49)   $       (0.64)
      Extraordinary item                                             (0.03)              --               --
      Cumulative effect of accounting change                         (0.05)              --               --
                                                             -------------    -------------    -------------

                     Net loss                                $       (0.98)   $       (0.49)   $       (0.64)

                                                             =============    =============    =============
      Weighted average common shares                             7,916,429        7,804,180        6,325,568
                                                             =============    =============    =============
      Weighted average common and common equivalent shares       7,916,429        7,804,180        6,325,568
                                                             =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999, and 1998


                                                  Preferred Stock-Series A   Preferred Stock-Series B
                                                    Shares        Amount      Shares          Amount

Balance, December 31, 1997                        1,493,398        14,934            --            --
Conversion of preferred stock                    (1,493,398)      (14,934)           --            --
Issuance of preferred stock                              --            --     252,401.8         2,524
Issuance of common stock, net of issuance
     costs                                               --            --            --            --
Net Loss                                                 --            --            --            --
Amortization of deferred compensation                    --            --            --            --
Cancellation of restricted stock                         --            --            --            --
Issuance of warrants inconnection with senior
     subordinated note                                   --            --            --            --
                                                  ----------------------------------------------------

Total comprehensive loss

Balance, December 31, 1998                               --            --     252,401.8         2,524
Issuance of preferred stock                              --            --      71,428.5           714
Issuance of warrants in connection with senior
     subordinated note                                   --            --            --            --
Net Loss                                                 --            --            --            --
                                                  ----------------------------------------------------


Total comprehensive loss

Balance, December 31, 1999 (As Revised)                  --            --     323,830.3         3,238
Issuance of preferred stock                              --            --            --            --
Conversion of common stock                               --            --            --            --
Conversion of preferred stock                            --            --     (19,378.9)         (193)
Net Loss                                                 --            --            --            --
                                                  ----------------------------------------------------


Total comprehensive loss

Balance, December 31, 2000                               --            --     304,451.4         3,045
                                                  ====================================================


[WIDE TABLE CONTINUED FROM ABOVE]


                                                       Preferred Stock-
                                                          Series C               Common Stock
                                                     Shares       Amount    Shares          Amount

Balance, December 31, 1997                               --           --    5,268,370       526,837
Conversion of preferred stock                            --           --           --            --
Issuance of preferred stock                              --           --           --            --
Issuance of common stock, net of issuance
     costs                                               --           --    1,047,412       104,741
Net Loss                                                 --           --           --            --
Amortization of deferred compensation                    --           --           --            --
Cancellation of restricted stock                         --           --       (5,000)         (500)
Issuance of warrants inconnection with senior
     subordinated note                                   --           --           --            --
                                                    -----------------------------------------------

Total comprehensive loss

Balance, December 31, 1998                               --           --    6,310,782       631,078
Issuance of preferred stock                              --           --           --            --
Issuance of warrants in connection with senior
     subordinated note                                   --           --           --            --
Net Loss                                                 --           --           --            --
                                                    -----------------------------------------------

Total comprehensive loss

Balance, December 31, 1999 (As Revised)                  --           --    6,310,782       631,078
Issuance of preferred stock                           5,000           50           --            --
Conversion of common stock                               --           --    1,493,398       149,340
Conversion of preferred stock                            --           --      193,789        19,379
Net Loss                                                 --           --           --            --
                                                    -----------------------------------------------

Total comprehensive loss

Balance, December 31, 2000                            5,000           50    7,997,969       799,797
                                                    ===============================================

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999, and 1998

                                                                            Additional
                                                    Common Stock B-1          Paid-In
                                                    Shares      Amount        Capital
Balance, December 31, 1997                                --         --     30,884,301
Conversion of preferred stock                      1,493,398     14,934             --
Issuance of preferred stock                               --         --     17,665,593
Issuance of common stock, net of issuance
     costs                                                --         --      7,042,143
Net Loss                                                  --         --             --
Amortization of deferred compensation                     --         --        (28,542)
Cancellation of restricted stock                          --         --            500
Issuance of warrants inconnection with senior
     subordinated note                                    --         --      2,600,000
                                                   -----------------------------------

Total comprehensive loss


Balance, December 31, 1998                         1,493,398     14,934     58,163,995
Issuance of preferred stock                               --         --      4,999,286
Issuance of warrants in connection with senior
     subordinated note                                    --         --      1,268,379
Net Loss                                                  --         --             --
                                                   -----------------------------------

Total comprehensive loss


Balance, December 31, 1999 (As Revised)            1,493,398     14,934     64,431,660
Issuance of preferred stock                               --         --      4,999,950
Conversion of common stock                        (1,493,398)   (14,934)      (134,406)
Conversion of preferred stock                             --         --        (19,186)
Net Loss                                                  --         --             --
                                                   -----------------------------------

Total comprehensive loss


Balance December 31, 2000                                 --         --     69,278,018
                                                   ===================================




[WIDE TABLE CONTINUED FROM ABOVE]



                                                 Unearned                                   Total
                                                  Deferred    Retained                   Comprehensive
                                                Compensation  Earnings        Total       Income(loss)
Balance, December 31, 1997                       (57,092)    31,144,660     62,513,640
Conversion of preferred stock                         --             --             --
Issuance of preferred stock                           --             --     17,668,117
Issuance of common stock, net of issuance
     costs                                            --             --      7,146,884
Net Loss                                              --     (4,070,156)    (4,070,156)    (4,070,156)
Amortization of deferred compensation             57,092             --         28,550
Cancellation of restricted stock                      --             --             --
Issuance of warrants inconnection with senior
     subordinated note                                --             --      2,600,000

                                                   --------------------------------------------------
Total comprehensive loss                                                                  ($4,070,156)
                                                                                          ===========

Balance, December 31, 1998                            --     27,074,504     85,887,035
Issuance of preferred stock                           --                     5,000,000
Issuance of warrants in connection with senior
     subordinated note                                --             --      1,268,379
Net Loss                                              --     (3,832,345)    (3,832,345)    (3,832,345)
                                                   --------------------------------------------------

Total comprehensive loss                                                                  ($3,832,345)
                                                                                          ===========

Balance, December 31, 1999 (As Revised)               --     23,242,159     88,323,069
Issuance of preferred stock                           --             --      5,000,000
Conversion of common stock                            --             --             --
Conversion of preferred stock                         --             --             --
Net Loss                                              --     (7,725,992)    (7,725,992)    (7,725,992)
                                                   --------------------------------------------------

Total comprehensive loss                                                                  ($7,725,992)
                                                                                          ===========

Balance December 31, 2000                             --     15,516,167     85,597,077
                                                   ===================================


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years ended
                                                                                      December 31,
                                                                    ---------------------------------------------
                                                                        2000            1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (7,725,992)   $ (3,832,345)   $  (4,070,156)
   Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
      Depreciation                                                     5,747,839       6,337,581        3,790,331
      Amortization                                                     6,467,800       6,492,998        2,842,112
      Deferred income taxes                                             (630,551)       (753,059)      (1,168,254)
      (Gain) loss on disposal of property and equipment                  (25,909)        483,260           29,702
      (Reduction in) provision for doubtful accounts reserves            (28,043)      1,388,639          212,483
      Provision for inventory reserves                                 2,961,553       1,928,648        1,542,222
      Extraordinary loss on early extinguishment of debt                 355,580              --               --
      Cumulative effect of accounting change                             647,471              --               --
   Changes in operating assets and liabilities, net of impact of acquisitions in 1999 and 1998
      Accounts receivable                                              3,341,605       1,423,014        1,271,277
      Inventories                                                     (2,390,300)       (764,793)        (854,551)
      Other current and other assets                                     270,250       2,637,599           98,087
      Accounts payable, trade                                         (1,962,816)      2,643,465       (3,277,372)
      Accrued expenses                                                (2,390,284)     (1,778,423)      (7,537,650)
                                                                    ------------    ------------    -------------
      Net cash provided by (used in) operating activities              4,638,203      16,206,584       (7,121,769)
                                                                    ------------    ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Smittybilt capital stock, net of cash acquired                 --     (16,748,816)              --
   Purchase of Deflecta-Shield Common Stock, net of cash acquired             --              --       (3,155,683)
   Purchase of Ventshade Common Stock, net of cash acquired                   --              --      (65,095,878)
   Proceeds from the sale of Fibernetics                                      --         937,786               --
   Purchases of property and equipment                                (4,290,325)     (6,070,984)      (5,548,606)
   Proceeds from sales of property and equipment                       2,071,456         584,693           76,725
   Change in restricted cash and marketable securities                        --         524,343       (2,192,791)
   Other investing activities                                                 --              --          (17,253)
                                                                    ------------    ------------    -------------
      Net cash used in investing activities                           (2,218,869)    (20,772,978)     (75,933,486)
                                                                    ------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                       34,048,251      44,004,252      110,030,124
   Payment of long-term debt                                         (40,776,652)    (44,515,041)     (58,018,653)
   Debt issuance costs                                                        --        (315,250)      (1,172,068)
   Proceeds from issuance of common and preferred stock                5,000,000       5,000,000       25,000,000

   Checks issued in excess of cash balances                              715,139        (350,869)       1,757,117
   Payment of other liabilities                                               --              --         (140,366)
                                                                    ------------    ------------    -------------
      Net cash (used in) provided by financing activities             (1,013,262)      3,823,092       77,456,154
                                                                    ------------    ------------    -------------
  Net increase (decrease) in cash and temporary cash investments       1,406,072        (743,302)      (5,599,101)

CASH AND TEMPORARY CASH INVESTMENTS:
   Beginning of period                                                   447,727       1,191,029        6,790,130
                                                                    ------------    ------------    -------------
   End of period                                                    $  1,853,799    $    447,727    $   1,191,029
                                                                    ============    ============    =============

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Lund International Holdings, Inc. ("Holdings" or "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corp. ("Deflecta-Shield Corp."), Ventshade Company ("Ventshade") and Smittybilt, Inc. ("Smittybilt"), designs, manufactures and distributes aftermarket automotive accessories for light and heavy duty trucks, sport utility vehicles, vans and passenger cars. The following is a summary of the significant accounting policies used in the preparation of the Company's consolidated financial statements:

Effective January 1, 2000, the Company adopted a 52-53 week fiscal year.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

TEMPORARY CASH INVESTMENTS
Temporary cash investments consisted of money market funds and certificates of deposit, which are stated at cost, which approximates market. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be temporary cash investments.

RESTRICTED CASH AND MARKETABLE SECURITIES
Restricted cash consisted of cash held by a trustee, to which access by the Company is restricted in accordance with the Industrial Development Revenue Bonds (the "Bonds") loan agreement (Note 6).

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company has established a reserve to record inventories at estimated net realizable value. Inventory reserves are determined based on the Company's continuing analysis of inventory levels in excess of current requirements or considered to be obsolete.

REVENUE RECOGNITION
In 2000, the Company changed its revenue recognition policy for product sales, such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers. (Note 15).

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

INTANGIBLES
Intangibles consist of goodwill, customer lists, patents, trademarks, workforce-in-place and a non-compete agreement. Goodwill is amortized over twenty to forty years and all other intangibles are amortized on a straight-line basis over their estimated lives. Costs incurred in applications for new patents and purchases of patents are capitalized and amortized over the life of the patent. Costs of defending and protecting company patents are expensed when incurred.

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

INCOME TAXES
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

PRODUCT WARRANTY
The Company warrants its products with a limited lifetime warranty of varying terms according to product line, which covers actual product failure. The Company accrues a liability for estimated warranty claims associated with products sold.

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

USE OF ESTIMATES
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2.  RECURRING LOSSES AND MANGEMENT'S PLAN
--------------------------------------------------------------------------------

During the years ended December 31, 2000, 1999, and 1998, the Company has experienced net losses of $7,725,992, $3,832,345 and $4,070,156, respectively. As a result of these losses, the Company has violated certain financial covenants of its long-term debt arrangements in each of those years. As described in Note 6, the Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

Management expects to generate a net loss for the year ending December 31, 2001. The Company has initiated plans to improve its operating results and cash flows over 2000 levels through improved cost controls and manufacturing processes and final integration of past acquisitions. In addition, the Company expects to further consolidate its manufacturing and distribution facilities, sell its Anoka, Minnesota facility and receive additional equity funding from Harvest Partners III, LP or one of its affiliated entities (see
Note 6). However, the Company cannot predict with certainty that such operating improvements or the sale of its Anoka facility will occur or whether the Company will meet the revised financial covenants in 2001 related to its debt agreements to continue with adequate funding sources in 2001. In addition, as further described in Note 6, beginning January 1, 2002, the financial covenants established in the Company's original consolidated $106.5 million loan facility again become operative. Management believes that, based upon current operating forecasts, that it will not be able to meet all of these original financial covenants in 2002 and will need to further amend its debt agreements with its lenders in the future.


NOTE 3. REVISION OF 1999 INFORMATION
--------------------------------------------------------------------------------

The Company has revised its consolidated financial statements for 1999 to properly reflect conversions of Preferred Stock-Series B shares into common shares. The effect of the revisions on the consolidated balance sheet at December 31, 1999 and the consolidated statement of changes in stockholders' equity for 1999 was to increase Preferred Stock-Series B by 156,359.9 shares or $1,563, decrease common stock by 1,563,599 shares or $156,360 and increase additional paid-in capital by $154,797. The revisions had no impact on total stockholders' equity.

The effect of the revisions on the 1999 consolidated statement of operations was to adjust weighted average shares outstanding and basic and diluted loss per share as follows:


                                            As Previously
                                              Reported               Revised
                                        ----------------------  ----------------
Weighted average shares outstanding           8,382,497            7,804,180

Basic and diluted loss per share                 $(0.46)              $(0.49)


NOTE 4.  ACQUISITIONS
--------------------------------------------------------------------------------

SMITTYBILT, INC.

On January 28, 1999, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Smittybilt, Inc. ("Smittybilt") for an aggregate purchase price of $16,887,127, consisting of an initial purchase price of $15,898,127 and direct transaction costs of $989,000. The Company also assumed certain liabilities of $1,950,000 in capital lease obligation and notes payable. The funds for the acquisition were obtained from:
(i) the issuance of common and preferred stock for the aggregate gross proceeds of $5 million; (ii) proceeds from a new term loan of $9.5 million; and (iii) $5 million gross proceeds from the issuance of 12.5% senior subordinated notes.

Smittybilt, headquartered in Corona, California, is a manufacturer and supplier to the automotive aftermarket of tubular products such as grill and brush guards, tail light guards and step bars, as well as other complimentary accessories for light trucks and SUV's. Smittybilt is a supplier to leading warehouse distributors supplying the automotive aftermarket. This acquisition gives the Company an opportunity to participate in the tubular products market in which it did not previously sell.

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
                                                                  =========

The Non-Compete Agreement valued at $1,000,000 will be amortized over a six year period. Goodwill, representing the excess of the purchase price over the net identifiable tangible and intangible assets of $9,641,000, will be amortized over 40 years. The results of operations of Smittybilt are included in the accounts of the Company commencing as of January 28, 1999, the date of the acquisition.



VENTSHADE HOLDINGS, INC.

On December 23, 1998, the Company, through a wholly-owned subsidiary, acquired all of the issued and outstanding capital stock of Ventshade Holdings, Inc. ("Ventshade") for an aggregate purchase price of $69,367,619 consisting of an initial purchase price of $66,875,000, direct transaction costs of $1,758,361 and a working capital adjustment of $734,258. The funds for the acquisition were obtained from: (i) issuance of common and preferred stock for aggregate gross proceeds of $25 million, (ii) proceeds from a new term loan to the Company of $25 million, (iii) $20 million gross proceeds from the issuance of 12.5% senior subordinated notes and (iv) seller financing of $875,000.

Ventshade is a manufacturer and supplier to the automotive aftermarket of shades, visors, deflectors and light covers used on pick-up trucks, sport utility vehicles, minivans (collectively "light trucks") and passenger cars. Ventshade is a supplier to all major channels of distribution for automotive accessories, including automotive retailers, mass merchandisers, leading warehouse distributors and original equipment manufacturers. The Company intends to utilize management expertise, assets and distribution channels obtained in connection with the acquisition for the continued production and distribution of accessories for light trucks and passenger cars.

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

DEFLECTA-SHIELD CORP.

Effective December 30, 1997, the Company, through a wholly-owned subsidiary, acquired 98.8% of the outstanding shares of Deflecta-Shield Corp. The remaining 1.2% of outstanding shares were acquired on February 27, 1998. The statement of cash flows for 1998 reflects the remaining payments related to this acquisition. Deflecta-Shield Corp. manufactures fiberglass, plastic and aluminum appearance accessories for light and heavy trucks and also supplies suspension systems for light trucks.

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



                                                Years ended December 31
                                                -----------------------
                                               1999                 1998
                                               ----                 ----
Net sales                                    $195,549             $183,905
Net loss                                       (4,120)              (5,510)
Basic and diluted loss per share                (0.53)               (0.87)

NOTE 5.  OTHER FINANCIAL STATEMENT DATA
--------------------------------------------------------------------------------

ADVERTISING

The Company expenses the production and space costs of advertising the first time the advertising takes place, except for costs of direct response advertising, product catalogs and brochures, which are capitalized and amortized over the expected period of future benefits, generally over periods not exceeding one year.

At December 31, 2000 and 1999, there were no capitalized costs of direct response advertising, product catalogs or brochures. Advertising expense was $7,399,383, $8,668,204, and $5,489,284 for the years-ended December 31, 2000,
1999, and 1998, respectively.

SELECTED BALANCE SHEET INFORMATION

                                                                   December 31,
                                                         ------------------------------
                                                              2000             1999
                                                              ----             ----
ACCOUNTS RECEIVABLE
Trade accounts receivable                                $  28,578,922    $  35,728,154
Less allowance for doubtful accounts                        (1,052,444)      (2,891,968)
                                                         -------------    -------------
                                                         $  27,526,478    $  32,836,186
                                                         =============    =============
INVENTORIES
Raw materials                                                9,617,866       12,285,363
Work-in-process                                              4,310,351        4,701,629
Finished goods                                              11,007,068        7,227,476
                                                         -------------    -------------
                                                         $  24,935,285    $  24,214,468
                                                         =============    =============

PROPERTY AND EQUIPMENT
Land                                                           137,388          137,388
Buildings                                                   14,346,061       15,926,250
Machinery and equipment                                     26,029,957       24,603,866
Furniture and fixtures                                       5,221,723        4,494,625
                                                         -------------    -------------
                                                            45,735,129       45,162,129
Less accumulated depreciation                              (17,906,851)     (13,830,790)
                                                         -------------    -------------
                                                         $  27,828,278    $  31,331,339
                                                         =============    =============

INTANGIBLES
Goodwill                                                   116,449,425      116,449,425
Customer lists, patents and other                           16,229,831       16,229,831
                                                         -------------    -------------
                                                           132,679,256      132,679,256
Less accumulated amortization                              (13,501,108)      (8,177,150)
                                                         -------------    -------------
                                                         $ 119,178,149    $ 124,502,106
                                                         =============    =============

ACCRUED EXPENSES
Severance and other restructuring costs                        169,351          278,366
Payroll and payroll related costs                            3,663,164        4,130,447
Customer rebates                                             1,885,160        3,107,664
Warranty                                                     3,097,589        3,153,347
Advertising                                                    824,344          685,034
Checks issued in excess of cash balances                     2,126,232        1,406,248
Other, principally property taxes and accrued interest       2,683,843        3,293,704
                                                         -------------    -------------
                                                         $  14,449,683    $  16,054,910
                                                         =============    =============

The following provides supplemental disclosures of cash flow activity:

                                                  Years ended
                                                  December 31,
                                   --------------------------------------
                                       2000          1999         1998
                                       ----          ----         ----
Cash paid during the period for:
Income taxes                       $   346,731   $   424,000   $  572,500
Interest                            11,979,925    10,259,481    5,134,616

Significant non-cash investing and financing activities include the following:

Year ended December 31, 2000:

o The Company has reflected in its Statement of Changes in Stockholders' Equity the conversion of 1,493,398 Class B-1 Common Shares into 1,493,398 Common Shares.
o The Company has reflected in its Statement of Changes in Stockholders' Equity the conversion of 19,378.9 Series B Preferred Shares into 193,789 Common Shares.


Year ended December 31, 1999:

o In connection with the financing of the 12.5% senior subordinated notes, warrants were issued to purchase 18,409 shares of Series B Preferred Stock or 184,090 shares of Common Stock. The warrants were valued at $1,268,379 and charged to additional paid in capital.
o In connection with the acquisition of Smittybilt (Note 4) the Company assumed liabilities of $5,042,000.

Year ended December 31, 1998:

o In connection with the financing of the 12.5% senior subordinated notes, warrants were issued to purchase either 52,074.9 shares of series B preferred stock or 520,749 shares of Common Stock (Note 6). The warrants were valued at $2,600,000 and charged to additional paid-in capital.
o In connection with the equity investment (Note 13) on December 23, 1998, transaction costs of $185,000 were charged to additional paid-in capital.
o In connection with the acquisition of Ventshade (Note 4), the Company assumed liabilities of $13,621,000 and obtained seller financing of $875,000.
o Accrued acquisition transaction costs of the Company included in the purchase price of Ventshade were $1,758,361.


NOTE 6.  FINANCING ARRANGEMENTS
--------------------------------------------------------------------------------

Long-term debt consisted of the following:

                                                                December 31,
                                                     ------------------------------
                                                           2000             1999
                                                           ----             ----
Revolving credit facility                            $   9,276,898    $   8,118,584
Term loan A                                             10,972,810       15,560,200
Term loan B                                             20,544,944       21,558,618
Term loan C                                             31,497,880       33,007,255
12.5% senior subordinate notes, net of unamortized
   discount of $2,893,422 and $3,376,970 at             22,106,578       21,623,030
   December 31, 2000 and 1999, respectively
Industrial Development Revenue Bonds                            --        3,105,657
Capital lease obligations                                  959,273        1,484,750
Other                                                           --          250,800
                                                     -------------    -------------
                                                        95,358,383      104,708,894
Less current maturities                                (16,704,205)      (9,591,309)
                                                     -------------    -------------
Long-term debt                                       $  78,654,178    $  95,117,585
                                                     =============    =============


At December 31, 2000, long-term debt maturities, which reflects the revised terms as described below and excludes the unamortized discount of $2,893,422, are as follows:

           2001                                         $ 16,704,205
           2002                                           17,237,974
           2003                                           10,853,318
           2004                                           11,430,427
           2005                                           17,025,881
           Thereafter                                     25,000,000
                                                        ------------
                                                        $ 98,251,805


REVOLVING CREDIT LOAN AND TERM LOANS

On March 23, 2001, the Company received a Waiver and Fifth Amendment ("Fifth Amendment") to its consolidated $106.5 million loan facility which waived the Company's defaults that existed up through and including December 31, 2000, for the financial covenants established in Waiver and Fourth Amendment to the Company's credit facility. The Fifth Amendment resets financial covenants through the period December 31, 2001. The Fifth Amendment also adds additional financial covenants specific to one of the Company's operating units through December 31, 2001. In addition, the Fifth Amendment reduces the maximum revolving loan commitment by $5 million to $25 million through December 31, 2001. The Company will incur a fee of $232,539 in connection with the Fifth Amendment.

On January 28, 2000, the Company received a Waiver and Third Amendment ("Third Amendment") to its Loan Facility which waived the Company's defaults that existed up through and including December 31, 1999, for the financial covenants established in the original agreements. In addition, the Third Amendment changed the Company's financial performance covenants contained in these agreements for the year 2000. The Third Amendment also added a one-quarter percent increase to the top level of the floating rate interest pricing table, as described in the following paragraphs, in the event the Company's indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio is greater than 5.50:1.00. The Company incurred a fee of $250,000 in connection with the Amendment.

In connection with the Company's December 23, 1998 acquisition of Ventshade, the Company amended its then existing consolidated loan facility that was originally closed on February 27, 1998. The amended credit agreement includes three long-term notes ("Term A", "Term B" and "Term C"), with balances aggregating $76,500,000 and a revolving credit facility of $30,000,000. The Term C note was added to the consolidated Loan Facility based on the occurrence of two events:
(i) the acquisition of Ventshade that occurred on December 23, 1998, and (ii) the acquisition of Smittybilt that occurred on January 28, 1999 (Note 4). As a result of the Ventshade acquisition the Company drew down $25,000,000 against the Term C note, and as a result of the Smittybilt acquisition, the Company drew down the remaining $9,500,000 against the Term C note.

On November 14, 2000, the Company entered into a Capital Call Agreement ("the Agreement") with Heller Financial as agent on behalf of the lenders related to the Loan Facility and Harvest Partners III, LP ("Harvest Partners"). The Agreement called for up to $10 million in capital contributions to be made by Harvest Partners or one of its affiliated entities if the Company did not maintain its proposed ratio of senior indebtedness to EBITDA. The first capital contribution of $5 million ("First Capital Call") was made in the form of Preferred Stock - Series C by December 31, 2000. A second $5 million capital contribution was to be required by December 31, 2001 if the Company does not maintain compliance with the indebtedness ratio related to the Loan Facility.

On March 23, 2001, concurrent with the Fifth Amendment to the Loan Facility, the Company entered into a Second Amendment to the Capital Call Agreement ("Second Amendment"). The Second Amendment, which effectively amends an earlier amendment, calls for Harvest Partners or one of its affiliated entities to make a $5 million contribution ("Second Capital Call") to equity by March 31, 2001. Immediately following this contribution, the Company is required to apply the total amount of the first and second capital calls aggregating $10 million to reduce the outstanding principal balance of the term loans under the Loan Facility. The Second Amendment also requires that, in the event that subsequent to the payment by the Company of interest due under the 12.5% Senior Subordinated Notes on August 31, 2001, a priority default, as defined, occurs as a result of a breach of covenant under the Loan Facility, then Harvest Partners or one of its affiliated entities will be required to make a contribution to the Company in the amount of such interest payment made on August 31, 2001 ("Third Capital Call"), which shall be applied to reduce the outstanding balance of the revolving loan. If on or after July 31, 2001, the Company's ratio of debt to EBITDA, as defined, is less than 3.0:1.00, Harvest Partners shall be relieved of its obligation to make payment of the Third Capital Call.

Interest rates float between the prime rate plus 1.50% to 2.25% for Term A and the revolving credit facility, the prime rate plus 2.00% to 2.75% for Term B and the prime rate plus 2.50% to 3.25% for Term C, with the actual interest rates based on a grid determined by the ratio of total indebtedness to EBITDA, as defined by the credit agreement. At the option of the Company, borrowings may also bear interest at London Inter-Bank Offering Rates ("LIBOR") plus 2.75% to 3.50% for Term A and the revolving credit facility, LIBOR plus 3.25% to 4.00% for Term B and LIBOR plus 3.75% to 4.50% for Term C, with the actual pricing based on the ratio of total indebtedness to EBITDA. The above rates reflect the one-quarter percent increase in the floating rate interest pricing tables pursuant to the Third Amendment.

The revolving credit facility also requires an unused commitment fee at the annual rate of .50% payable quarterly. At December 31, 2000, the prime rate was 9.50% and rates on LIBOR borrowings ranged from 6.5% to 6.563%.

Interest rates under the Loan Facility prior to the amendment on December 23, 1998, floated between the prime rate plus .50% to 1.50% for Term A and the revolving credit facility and the prime rate plus 1.00% to 1.75% for Term B with actual pricing based on the ratio of total indebtedness to EBITDA. The credit agreement also allowed for borrowings bearing interest at LIBOR plus 1.75% to 2.75% for Term A and the revolving credit facility and LIBOR plus 2.25% to 3.25% for Term B with actual pricing based on the ratio of total indebtedness to EBITDA.

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

The Loan Facility, as last amended on March 23, 2001, contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, mergers or consolidations, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain fixed charge, interest and indebtedness to EBITDA ratios. In addition, certain financial covenants are specific to one of the Company's operating units. The reset financial covenants provided for in the Fifth Amendment relate to the period through December 31, 2001. Beginning January 1, 2002, the financial covenants, established in the original Loan Facility agreements, again become operative. Management believes that, based upon current operating forecasts, that it will be unable to meet all of these original financial covenants in 2002 and will need to further amend its Loan Facility agreements with its lenders in the future.

The amended credit agreement is collateralized by all of the consolidated assets of the Company. Additionally, the amended credit agreement is collateralized by all of the capital stock of the subsidiaries of the Company.

Borrowings under the revolving credit facility were subject to limitations based on the lesser of $30,000,000 less any issued letters of credit or a percentage of eligible receivables and inventories also adjusted for any issued letters of credit. The amount available for borrowing under the revolving credit facility as of December 31, 2000, was $20,513,102; however, subsequent to year-end, the availability was reduced by $5,000,000 as a result of the Fifth Amendment. The revolving credit facility terminates on December 31, 2002.


12.5% SENIOR SUBORDINATED NOTES

On December 23, 1998, the Company entered into a Securities Purchase Agreement under which it issued 12.5% Senior Subordinated Notes (the "Notes") due December 31, 2006 in the aggregate amount of $25,000,000. Under terms of the Securities Purchase Agreement, the Company received $20,000,000 upon the acquisition of Ventshade on December 23, 1998 (Note 4) and drew the remaining $5,000,000 upon the acquisition of Smittybilt, Inc. on January 29, 1999 (Note 4). Interest on the Notes is payable semi-annually. Prior to January 1, 2004, the Company may prepay all or any part of the Note upon the concurrent payment of a premium ranging from 1% to 3% of the principal amount prepaid. On January 1, 2004 and thereafter, the Company may prepay all or any part of the Note without incurring a prepayment premium. The Securities Purchase Agreement contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, merger or consolidation, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain interest coverage ratios. The Company was in violation of certain financial covenants during the third and fourth quarters of 1999. In January 2000, the Company obtained a waiver of these violations from the subordinated lenders and received a Waiver and First Amendment to the Securities and Purchase Agreement, which changed the financial performance, covenants for the year 2000.

Simultaneously with the Fifth Amendment related to the Company's Senior Credit Agreement received on March 23, 2001, the Company received a Waiver and Third Amendment to its Securities Purchase Agreement (" Purchase Amendment") with its subordinated lenders. This Purchase Amendment waived the Company's defaults that existed up through and including December 31, 2000 for the financial covenants established in the Waiver and First Amendment to the Securities and Purchase Agreement.

In connection with the issuance of the Notes on December 23, 1998, the Company issued warrants to the subordinated lenders for the purchase of 520,749 shares of the Company's Common Stock at $.11 per share, or 52,074.9 shares of Series B Preferred Stock under certain circumstances. Upon the funding of $5,000,000 in connection with the purchase of Smittybilt in January 1999, the Company issued an additional warrant giving the subordinated lenders the right to purchase 184,090 shares of the Company's Common Stock at $.11 per share, or 18,409 shares of Series B Preferred Stock under certain circumstances. The warrant issued December 23, 1998 was valued at $2,600,000 and the warrant issued January 29, 1999 was valued at $1,268,379. The value of the two warrants is reflected as a component of additional paid-in capital. The amount is also presented as a discount on the Note and is being amortized to interest expense through December 31, 2006 using the straight-line method, which approximates the effective interest method.

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

On December 29, 1998, the Company defeased the Bonds by placing its restricted cash and marketable securities held pursuant to the Bond agreement as of that date and an additional deposit of $3,181,560 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow could be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities continued to be presented as assets and obligations of the Company until such guarantee expired in January 2000. In January 2000, the Bonds in the amount of $3,105,657 and the related restricted cash and marketable securities in the amount of $3,386,704 were removed from the Company's balance sheet. As a result of the early extinguishment of the bonds, an extraordinary loss of $225,438 was incurred in January, 2000 ($355,580 net of $130,142 deferred income tax benefit).


NOTE 7.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------


In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's business activities are organized around three (3) primary business units: light truck and automotive accessories (LTAA), suspension products (Suspension) and heavy truck accessories
(HTA). Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital, which is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt.

                                                                          Years ended
                                                                          December 31,
                                                        -----------------------------------------------
                                                             2000             1999             1998
                                                             ----             ----             ----
NET SALES:
       Light truck and automotive accessories           $ 151,194,002    $ 162,290,659    $  85,018,286
       Heavy truck accessories                             14,556,122       18,871,823       16,853,704
       Suspension products                                 11,543,133       13,206,485       10,721,568
                                                        -------------    -------------    -------------

           Total                                        $ 177,293,257    $ 194,368,967    $ 112,593,558

INCOME (LOSS) FROM OPERATIONS:

       Light truck and automotive accessories               2,760,383        1,952,306       (4,952,933)
       Heavy truck accessories                              2,707,904        4,682,568        3,873,692
       Suspension products                                     15,943        1,807,208          918,282
                                                        -------------    -------------    -------------

           Total                                        $   5,484,230    $   8,442,082    $    (160,959)
                                                        -------------    -------------    -------------

INTEREST EXPENSE                                          (12,902,232)     (12,746,791)      (5,483,994)
INTEREST INCOME                                                44,551           67,057          105,851
OTHER, NET                                                    (23,490)        (320,693)        (146,377)

LOSS BEFORE TAXES, EXTRAORDINARY ITEM, AND CUMULATIVE
EFFECT OF ACCOUNTING  CHANGE
                                                        $  (7,396,941)   $  (4,558,345)   $  (5,685,479)
                                                        -------------    -------------    -------------

IDENTIFIABLE ASSETS EMPLOYED:
       Light truck and automotive accessories              67,987,891       73,419,297       75,286,399
       Heavy truck accessories                              6,278,653        7,747,440        9,257,280
       Suspension products                                  6,448,749        4,566,283        4,913,058
       Corporate (a)                                      127,920,706      140,963,341      131,899,967
                                                        -------------    -------------    -------------

           Total                                        $ 208,635,999    $ 226,669,361    $ 221,356,704
                                                        -------------    -------------    -------------

DEPRECIATION & AMORTIZATION:

       Light truck and automotive accessories               9,893,468       10,527,058        5,320,771
       Heavy truck accessories                                933,875          921,899          796,190
       Suspension products                                    244,455          222,092          153,380
       Corporate (b)                                        1,143,841        1,159,530          362,103
                                                        -------------    -------------    -------------

           Total                                        $  12,215,639    $  12,830,579    $   6,632,443
                                                        -------------    -------------    -------------

PURCHASE OF PROPERTY AND EQUIPMENT:
       Light truck and automotive accessories               3,506,721        5,855,021        4,964,945
       Heavy truck accessories                                288,099          155,133          521,272
       Suspension products                                     42,693           60,830           62,389
       Corporate                                              452,812               --               --
                                                        -------------    -------------    -------------

           Total                                        $   4,290,325    $   6,070,984    $   5,548,606
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

NOTE 8.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company is a party to a Second Amended and Restated Governance Agreement (the "Governance Agreement") with LIH Holdings, LLC, LIH Holdings II, LLC and LIH Holdings III, LLC, affiliates of Harvest Partners, Inc. ("Harvest Partners") and is party to a Services Agreement with Harvest Partners. Harvest Partners owns 58.0% of the Company's voting Common Stock and 68.7% of the Company's equity. Under the Services Agreement, the Company paid Harvest Partners $300,000, $287,500, and $175,000 for the years ended December 31, 2000, 1999, and 1998, respectively. In addition, the Company paid Harvest Partners $34,448, $415,009, and $1,525,949 in the years ended December 31, 2000, 1999, and 1998, respectively, for fees and out-of-pocket expenses for assisting the Company in negotiating the acquisition of Ventshade Holdings, Inc. and Smittybilt, Inc., locating equity partners, structuring and negotiating debt refinancings and locating and negotiating with subordinated lenders. Under the Services Agreement which expired September 9, 2000, Harvest Partners was entitled to service advisory fees of $300,000 for the three quarters ending September 30, 2000. A new Services Agreement was implemented effective October 1, 2000, and is renewable on a yearly basis. Under the new Services Agreement, Harvest Partners is entitled to service advisory fees of $400,000 payable in quarterly installments of $100,000 after the Company's quarterly financial statements are published. Payment of fees shall be determined by the Chief Financial Officer of the Company if certain terms, conditions and restrictions are met. Any suspended payments shall accumulate without interest and shall only be payable at such time as the Company is in full compliance with terms and conditions of the Credit Agreement as Amended. At December 31, 2000, $100,000 of fees were accrued and unpaid

NOTE 9.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASE COMMITMENTS

The Company has various non-cancellable operating leases for certain facilities and certain equipment related to the Company's manufacturing facilities and computer system. Total lease expense for the years ended December 31, 2000, 1999, and 1998 was $2,785,623, $2,603,357, and $1,599,367, respectively.

At December 31, 1999, future minimum lease payments required under non-cancellable operating leases for the next five years are as follows:

           2001                            $2,409,066
           2002                             1,935,143
           2003                             2,013,225
           2004                             2,103,164
           2005                             2,026,369
                                          -----------
                                          $10,486,967
                                          ===========

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

NOTE  10.  SIGNIFICANT CUSTOMERS
--------------------------------------------------------------------------------

During the period ended December 31, 2000, one of the Company's customers represented approximately 12.2% of net sales. During the years ended December 31, 1999 and 1998, none of the Company's customers represented over 10% of net sales.

At December 31, 2000, 1999 and 1998, one of the Company's customers represented approximately 18.4%, 16.8 %, and 19.7%, respectively, of the Company's accounts receivable.

NOTE 11.  INCOME TAXES
--------------------------------------------------------------------------------

Income tax benefit related to pretax loss before extraordinary item and cumulative effect of accounting change is summarized as follows:


                                      Years ended
                                      December 31,
                       ----------------------------------------
                          2000            1999          1998
                          ----            ----          ----
Current:
   Federal             $(148,470)   $   (58,839)   $  (453,669)
   State                 105,021         85,898          6,600
                       ---------    -----------    -----------
                         (43,449)        27,059       (447,069)
Deferred:
   Federal              (232,643)      (639,082)    (1,050,734)
   State                 (30,791)      (113,977)      (117,520)
                       ---------    -----------    -----------
                        (263,434)      (753,059)    (1,168,254)
                       ---------    -----------    -----------
                       $(306,883)   $  (726,000)   $(1,615,323)
                       =========    ===========    ===========

The effective tax rate differs from the statutory federal income tax rate as follows:


                                                      Years ended
                                                      December 31,
                                      ------------------------------------
                                          2000         1999         1998
                                          ----         ----         ----
Statutory federal income
   tax rate                              (34.0)%      (34.0)%      (34.0)%
State income taxes,
   net of federal tax effect               0.3         (0.6)        (2.6)
Non-deductible Goodwill                   12.2         19.4          9.3
Tax exempt interest                         --         (0.2)        (0.5)
Valuation Allowance                       18.8           --           --
Other, net                                (1.4)        (0.5)        (0.6)
                                      --------     --------     --------
                                          (4.1)%      (15.9)%      (28.4)%
                                      ========     ========     ========

The tax effects of temporary differences that give rise to current and non-current deferred income tax assets and liabilities are as follows:

                                                     December 31,
                                              --------------------------
                                                  2000         1999
                                                  ----         ----
Allowance for doubtful
   accounts                                   $   385,195    $ 1,058,460
Inventory capitalization                          282,793        324,318
Accruals not currently
   deductible for tax purposes                  3,128,713      3,337,572
Valuation allowance                            (1,392,313)            --
Other, net                                      1,264,321        580,101
                                              -----------    -----------
      Current deferred income
          tax asset                           $ 3,668,709    $ 5,300,451
                                              ===========    ===========

Depreciation                                  $(2,536,057)   $(2,342,077)
Amortization of intangibles                    (3,952,700)    (4,198,256)
Net operating loss                              2,120,600         26,398
Other, net                                        699,448        582,933
                                              -----------    -----------
      Non-current deferred income
          tax liability                       $(3,668,709)   $(5,931,002)
                                              ===========    ===========

NOTE 12.  STOCK OPTIONS
--------------------------------------------------------------------------------

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

Stock option activity is summarized as follows:

                                           Number           Weighted Average
                                         of Shares      Exercise Price Per Share
                                      -------------           -------------
Balance, June 30, 1995                      390,168           $      17.290
Granted                                     120,000                  15.670
Cancelled                                   (45,600)                 16.125
Exercised                                   (19,068)                 11.580
                                      -------------           -------------
Balance, June 30, 1996                      445,500                  17.220
Cancelled                                    (9,500)                 16.125
                                      -------------           -------------
Balance, June 30, 1997                      436,000                  17.240
Granted                                      32,500                  12.625
Cancelled                                    (7,500)                 13.875
                                      -------------           -------------
Balance, December 31, 1997                  461,000                  13.750
Granted                                     490,000                   9.619
Cancelled                                  (318,000)                 13.804
                                      -------------           -------------
Balance, December 31, 1998                  633,000                  10.528
                                      -------------           -------------
Granted                                     629,500                   6.515
Cancelled                                  (351,500)                 10.915
                                      -------------           -------------
Balance, December 31, 1999                  911,000                   7.606
                                      -------------           -------------
Granted                                     238,500                   4.062
Cancelled                                   (75,400)                  9.460
                                      -------------           -------------
Balance, December 31, 2000                1,074,100           $       6.689
                                      =============           =============

At December 31, 2000, the weighted average exercise price and remaining life of the stock options are as follows:

Range of exercise price           $2.75-4.563    $6.125-6.625  $12.625-$13.875
-----------------------           -----------    ------------  ---------------
Total options outstanding            220,500         728,600       125,000
Weighted average exercise price       $4.067          $6.366       $13.195
Weighted average remaining life
   in years                             5.30            4.10          2.57
Options exercisable                       --         196,200        71,000
Weighted average price of
   exercisable options                    --          $6.304        13.343

NON-EMPLOYEE DIRECTOR STOCK OPTIONS

The Company has a Non-Employee Director Stock Option Plan, as amended, which authorizes grants of options to purchase up to 100,000 shares of the Company's Common Stock.

The option price must be 100% of the fair market value of the Common Stock at the time the option is granted. Options expire five years from the date of grant. Options become exercisable at the date of grant or as determined by the Board of Directors or appropriate committee. During the year ended December 31, 2000, 10,000 options were issued, 2,000 were cancelled and no options were exercised. Options outstanding at December 31, 2000 were 58,000 shares at $2.75 to $14.00 per share. Total shares exercisable at December 31, 2000 were 58,000 shares, which have a weighted average exercise price of $9.36 and a weighted average remaining life of 3.0 years.

On October 15, 1997, the Company's Board of Directors approved the repricing to the then current fair market value of $13.875 of 12,000 of the total 34,000 non-employee director stock options outstanding as of that date.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company measures compensation cost for its stock option plans using the intrinsic value method of accounting. Had the Company used the fair-value-based method of accounting for its stock option plans and charged compensation cost against income over the vesting period, net loss and basic and diluted net loss per share for the years ended December 31, 2000, 1999, and 1998 would have been the following pro-forma amounts:


                                                                  Years ended
                                                                  December 31,
                                              ------------------------------------------------
                                                    2000             1999             1998
                                                    ----             ----             ----
Net (loss) income:
  As reported                                 $  (7,725,992)   $  (3,832,345)   $  (4,070,156)
  Pro forma                                      (8,929,677)      (4,852,050)      (4,623,010)
Basic and diluted (loss) earnings per share
  As reported                                         (0.98)           (0.49)           (0.64)
  Pro forma                                           (1.13)           (0.62)           (0.73)


The weighted-average grant-date fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $6.03, $3.18, and $4.48,
respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:


                                                  Years ended
                                                 December 31,
                              --------------------------------------------
                               2000                  1999              1998
                               ----                  ----              ----
Risk-free interest rates   5.02% - 7.03%         5.22% - 6.51%     4.11% - 5.68%
Expected life                 5 years              5 years            5 years
Expected volatility           47.54%                47.54%            45.54%
Expected dividends             None                  None              None

NOTE 13.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CAPITAL STRUCTURE AND PREFERRED STOCK

The authorized stock of the Company consists of 25,000,000 shares of Common Stock, par value $0.10 (the "Common Stock"), 3,000,000 shares of nonvoting Class B-1 Common Stock, par value $0.01 (the "Class B Common Stock"), 362,709 shares of nonvoting Series B Preferred Stock, par value $.01 (the "Series B Preferred Stock"), and 30,000 shares of nonvoting Series C Preferred stock, par value $.01 (the "Series C Preferred Stock").

Prior to the equity investment on December 23, 1998, there were 5,268,370 shares of Common Stock and 1,493,398 shares of Class B-1 Common Stock issued and outstanding. In connection with the $25,000,000 equity investment on December 23, 1998, 1,047,412 shares of Common Stock were issued and 362,709 shares of Series B Preferred Stock were authorized with 252,401.8 shares issued. The Common Stock was issued at a price of $7.00 per share and the Series B Preferred Stock was issued at a price of $70.00 per share. In connection with the $5,000,000 equity investment on January 29, 1999, 71,428.5 shares of Series B Preferred Stock were issued at a price of $70.00 per share.

In connection with the issuance of the Notes (Note 6) on December 23, 1998 and January 29, 1999, the Company issued warrants to the subordinated lenders for the purchase of 520,749 and 184,900 shares, respectively, of the Company's Common Stock at $.11 per share, or 52,074.9 and 18,404 shares, respectively, of Series B Preferred Stock under certain circumstances. The warrants are exercisable in whole, or in part, through December 31, 2006.

The approval of the convertibility of the Series B Preferred Stock was confirmed by a positive shareholder vote on April 27, 1999. The Company has reflected on its books the conversion of 19,378.9 shares of Series B Preferred on a ten for one basis into 193,789 shares of its Common Stock in 2000. This conversion was pursuant to the provisions of the Governance Agreement, which restricts Harvest Partners and its affiliates from owning more than 49.9% of the Company's Common Stock.

On September 9, 2000, the 1,493,398 Class B-1 Common Shares owned by LIH Holdings II, LLC under the terms and conditions of the Certificate of Designation, Rights and Preferences of Series Class B-1 Common Shares, automatically converted into Common Shares, which the Company is reflecting on its financial statements for 2000. This conversion increased the combined ownership of the Harvest Partners' affiliates to 58.0% of the Company's voting Common Stock.

In connection with the $5,000,000 equity investment on December 29, 2000 (Note
6), 30,000 shares of Series C Preferred Stock were authorized with 5,000 shares issued at a price of $1,000.00 per share.

NET INCOME (LOSS) PER SHARE

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants, preferred stock and restricted stock. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their inclusion would be anti-dilutive. If the Company did not have a net loss in the year ended December 31, 2000, the weighted average common and common equivalent shares outstanding would have been 11,671,320.

NOTE 14.  RETIREMENT SAVINGS PLAN AND 401(k) PLAN
--------------------------------------------------------------------------------

Prior to 1999, the Company had two 401(k) Retirement Savings Plans covering substantially all of the employees of Lund and Deflecta-Shield Corp. In addition, the acquisitions of Auto Ventshade and Smittybilt added two additional plans in 1999. These four plans were merged during 1999 to form a single plan, the Lund International 401(k) Retirement Plan. The Company sponsored plan provides for employer matching and profit sharing contributions determined on a discretionary basis by the compensation committee of the Board of Directors. The Company's contributions to the plans for the years ended December 31, 2000, 1999, and 1998 were $528,671, $373,315, and $549,156 respectively.

NOTE 15. CUMULATIVE EFFECT OF ACCOUNTING CHANGE
--------------------------------------------------------------------------------

During the fourth quarter of 2000, the Company changed its revenue recognition policy with regard to product sales. The company's previous policy stated that revenue is recognized upon shipment of goods to customers. The new policy recognizes that the risks and rewards of ownership in many transactions do not substantively transfer to customers until the product has been delivered, regardless of whether or not legal title has transferred. These new policies are consistent with the guidance contained in Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which became effective in the fourth quarter of 2000. The effect of this change in revenue recognition policy, as of January 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of 2000. Previously reported 2000 quarters have been restated to reflect the change. This change did not have a significant effect on 2000 operating results. Information to estimate the 1999 and 1998 impact of this accounting change was not available as a result of the change in the financial reporting systems for several of the Company's business units in 1998 and 1999.

NOTE 16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

(In thousands, except per share data)


Year ended
December 31, 2000                               April 2        July 2     October 1   December 31 (1)
-----------------                               -------        ------     ---------   -----------
Net Sales                                     $   46,399    $   51,064   $   42,783    $   37,047
Gross Profit                                      13,185        14,510       11,627         6,787
(Loss) income before extraordinary
   item and cumulative effect of
   accounting change                                (207)          302       (1,399)       (5,787)
Extraordinary item, net of income taxes             (225)           --           --            --

(Loss) income before cumulative
   effect of accounting  change                     (432)          302       (1,399)       (5,787)

Cumulative effect of accounting change,
   net of income taxes                              (410)           --           --            --

Net (loss) income                                   (842)          302       (1,399)       (5,787)


(Loss) earnings per share, before
   extraordinary item and cumulative
   effect of accounting change
   Basic                                            (.03)          .04         (.18)         (.72)
   Diluted                                          (.03)          .03         (.18)         (.72)
(Loss) per share, extraordinary item
   Basic                                            (.03)           --           --            --
   Diluted                                          (.03)           --           --            --
(Loss) earnings per share before cumulative
   effect of accounting change
   Basic                                            (.06)          .04         (.18)         (.72)
   Diluted                                          (.06)          .03         (.18)         (.72)
(Loss) per share, cumulative effect of
   accounting change
    Basic                                           (.05)           --           --            --
    Diluted                                         (.05)           --           --            --
(Loss) earnings per share, net income
   Basic                                            (.11)          .04         (.18)         (.72)
   Diluted                                          (.11)          .03         (.18)         (.72)



Year ended
December 31, 1999                               March 31       June 30   September 30(2) December 31(2)
-----------------                               ---------      -------   ------------    -----------
Net Sales                                        $44,402       $54,239      $49,418       $46,310
Gross Profit                                      12,452        15,826       13,973        11,440
Net (loss) income                                   (600)          540       (1,435)       (2,337)
Basic (loss) earnings per share                     (.08)          .07         (.18)         (.30)
Diluted (loss) earnings per share                   (.08)          .06         (.18)         (.30)




The summation of quarterly net income per share may not equate to the calculation for the full year as quarterly calculations are performed on a discrete basis.

Previously reported 2000 quarterly information included above has been restated to reflect the change in revenue recognition policy (see note 15). The following table summarizes the revised 2000 quarters, which includes the revisions related to common shares outstanding as discussed in Note 3:


                                                  April 2(2)          July 2(2)     October 1(2)
                                                  --------            ------        ---------
Net Sales                                       $     47,065          51,048         42,367
Gross Profit                                          13,408          14,473         11,436
Net (loss) income                                       (303)            285         (1,513)
Basic (loss) earnings per share                         (.04)            .04           (.19)
Diluted (loss) earning per share                        (.04)            .02           (.19)



(1) During the fourth quarter of 2000, the Company recorded a loss of $2,300 in connection with the taking of a physical inventory count at one of the Company's light truck accessories locations. This loss resulted, in part, to changes in the Company's estimate of these inventories since the prior physical inventory count in May 2000.

(2) Basic and diluted (loss) earnings per share amounts shown above have been revised from amounts previously reported as more fully described in Note 3 to the consolidated financial statements. Amounts previously reported for quarterly periods in 2000 ended April 2, July 2 and October 1, were $(.03), $.03 and $(.16), respectively. Amounts previously reported for quarterly periods in 1999 ended September 30 and December 31 were $(.17) and $(.25), respectively.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lund International Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Lund International Holdings, Inc. (the "Company") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 3 to the consolidated financial statements, the Company has revised its 1999 consolidated financial statements to properly reflect conversions of Preferred Stock-Series B shares into common shares.








PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 23, 2001

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III.

Item 10.   EXECUTIVE OFFICERS AND DIRECTORS

The information required by Item 10 concerning the executive officers and directors of the Company is incorporated herein by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement") which will be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days after the close of the year for which this report is filed.

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

PART IV.

Item 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

                     (1) Consolidated Financial Statements.
                                                                 Pages in this
                                                                  Form 10-K
                                                                  ---------
Report of Independent Accountants.....................................48
Consolidated Balance Sheets as of December 31, 2000 and 1999 .........22
Consolidated Statements of Operations for the years ended
      December 31, 2000, 1999, and 1998 ..............................23
Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 2000, 1999, and 1998...........24
Consolidated Statements of Cash Flows for the years ended
      December 31, 2000,1999, and 1998 ...............................26
Notes to Consolidated Financial Statements.......................27 - 47


                       (2) Financial Statement Schedules.

                                                                  Pages in this
                                                                   Form 10-K
                                                                   ---------
Report of Independent Accountants on Financial Statement Schedule.....52
Schedule II: Valuation and Qualifying Accounts for the years ended
       December 31, 2000, 1999, and 1998 .............................53

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

April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Dennis W. Vollmershausen                    Chief Executive Officer                       April 2, 2001
------------------------------------           President (Principal Executive
Dennis W. Vollmershausen                       Officer)


/s/ Edmund J. Schwartz                         Chief Financial Officer                       April 2, 2001
-------------------------------------          (Principal Financial Officer)
Edmund J. Schwartz

/s/ Lawrence C. Day                            Director                                      April 2, 2001
----------------------------------
Lawrence C. Day

/s/ David E. Dovenberg                         Director                                      April 2, 2001
---------------------------------
David E. Dovenberg

/s/ Ira D. Kleinman                            Director                                      April 2, 2001
-------------------------------------
Ira D. Kleinman

/s/ Robert R. Schoeberl                        Director                                      April 2, 2001
------------------------------------
Robert R. Schoeberl

/s/ Harvey J. Wertheim                         Director                                      April 2, 2001
-------------------------------------
Harvey J. Wertheim



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Lund International Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 23, 2001, appearing in this Annual Report on Form 10-K for Lund International Holdings, Inc. also included an audit of the financial statement schedule listed in item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
March 23, 2001

                        LUND INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                              Balance at     Charged to       Charged
                                             beginning of     cost and           to                                Balance at end
Description                                      year         expenses      other accounts        Deductions          of year
Year ended December 31, 2000:
   Allowance for doubtful accounts            $2,892,000     $   (28,000)     $       --        $(1,812,000)(1)     $1,052,000
   Sales returns and warranty reserves         3,154,000         (24,000)             --            (14,000)(1)      3,116,000
   Inventory reserve                           2,967,000       2,962,000              --         (3,630,000)(1)      2,299,000
   Valuation allowance for deferral taxes             --       1,392,000              --                 --          1,392,000

Year ended December 31, 1999:
   Allowance for doubtful accounts            $2,234,000     $ 1,389,000      $  185,000(2)     $  (916,000)(1)     $2,892,000
   Sales returns and warranty reserves         3,237,000         119,000         370,000(3)        (572,000)(1)      3,154,000
   Inventory reserve                           2,054,000       1,929,000          79,000(3)      (1,095,000)(1)      2,967,000

Year ended December 31, 1998:
   Allowance for doubtful accounts            $1,539,000     $   212,000      $  575,000(3)     $   (92,000)(1)     $2,234,000
   Sales returns and warranty reserves         1,345,000         567,000       1,525,000(3)        (200,000)(1)      3,237,000
   Inventory reserve                           1,020,000       1,542,000         120,000(3)        (628,000)(1)      2,054,000







(1)   Represents write-offs against the accounts
(2) Represents the acquisition of Smittybilt's allowance for uncollectible accounts of $300,000, less the disposal of the Fibernetics' allowance for uncollectible accounts of $115,000.
(3)   Represents addition to the accounts due to acquisition of business.

                           EXHIBIT INDEX TO FORM 10-K

For the year ended December 31, 2000 Commission File No: 0-16319


Exhibit
Number     Description                                                           Exhibit Number or Incorporation by Reference to
--------------------------------------------------------------------------------------------------------------------------------
3.(i)1     Certificate of Incorporation of Flex Corp.,                           Attached Hereto As
           dated as of November 6, 1986                                          Exhibit 3.(i)1

3.(i)2     Certificate of Amendment to Certificate of                            Attached Hereto As
                     Incorporation of Flex Corp., dated as of                    Exhibit 3.(i)2
           October 28, 1987

3.(i)3     Certificate of Amendment To Certificate Of                            Attached Hereto As
           Incorporation of Lund Enterprises, Inc., dated                        Exhibit 3.(i)3
           as of  October 10,1989

3.(i)4     Bylaws of Flex Corp., dated as of                                     Attached Hereto As
           November 11, 1986                                                     Exhibit 3.(i)4

4.1        Certificate of Designation, Preferences and                           Attached Hereto As
           Rights of Series A Preferred Stock, dated                             Exhibit 4.1
           as of December  22, 1997

4.2        Certificate Of Designation, Preferences and                           Attached Hereto As
           Rights of Class B-1 Common Stock, dated                               Exhibit 4.2
           as of December 22, 1997

4.3        Certificate of Designation, Preferences and                           Attached Hereto As
           Rights of Series B Preferred Stock, dated                             Exhibit 4.3
           as of December 22, 1998

4.4        Amendment No. 1 To Certificate of                                     Attached Hereto As
           Designation, Preferences and Rights                                   Exhibit 4.4
           Of Series B Preferred Stock dated January 27, 1999.

4.5        Certificate of Designation, Preferences and                           Attached Hereto As
           Rights of Series C Preferred Stock, dated                             Exhibit 4.5
           as of December 28, 2000

10.1       1992 Non-Employee Director Stock Option Plan                          Exhibit 10.18 of the Registrant's
                                                                                 Form 10-K for the fiscal  year ended June 30,
                                                                                 1992

10.2       1994 Incentive Stock Option Plan                                      Exhibit 10.29 of the Registrant's
                                                                                 Form 10-Q for the quarter ended  December 31,
                                                                                 1994

10.3       Asset Purchase Agreement by and between Lund Acquisition              Exhibit 10.44 of the Registrant's
           Corp., Innovative Accessories, Incorporated, Lund                     Form 10-K for the fiscal year ended
           International Holdings, Inc., James A. Nett and Ramona C. Friar,      June 30, 1996
           dated March 29, 1996

10.4       Assignment of Intellectual Property Rights from Innovative            Exhibit 10.46 of the Registrant's
           Accessories, Incorporated and James A. Nett to Lund Acquisition       Form 10-K for the fiscal year ended
           June 3, 1996                                                          June 30, 1996




10.5       Stock Purchase Agreement, dated September 9, 1997, by and             Exhibit 10.1 of the Registrant's Form
           between LIH Holdings, LLC, Allan W. Lund, the Lund Family             8-K dated September 9, 1997
           Limited Partnership, Lois and Allan Lund Family Foundation
           and Certain Lund Family Members

10.6       Severance and Noncompetition Agreement, dated September 9,            Exhibit 10.4 of the Registrant's Form
           1997,by and between Lund International Holdings, Inc. and             8-K dated  September 9, 1997
           Allan W. Lund

10.7       Employment Agreement with Ken Holbrook, dated March 1, 1998           Exhibit 10.51 of the Registrant's
                                                                                 Form 10-K dated March 20, 1998

10.8       Investment Agreement, dated November 25, 1997, by and between         Exhibit 10.1 of the Registrant's Form
           LIH Holdings II, LLC and Lund International Holdings, Inc.            8-K dated November 26, 1997

10.9       Agreement and Plan of Merger, dated as of November 25, 1997,          Exhibit (c)(1) of the Registrant's
           by and between Lund International Holdings, Inc., Zephyros            Schedule 14D-1, dated November
           Acquisition and Deflecta-Shield Corporation                           28, 1997


10.10      Stockholders Agreement, dated as of November 25, 1997, by and         Exhibit (c)(2) of the Registrant's
           between Lund International Holdings, Inc. and Mark C. Mamolen         Schedule 14D-1, dated November 28, 1997

10.11      Stockholders Agreement, dated as of November 25, 1997, by and         Exhibit (c)(3) of the Registrant's
           between Lund International Holdings, Inc. and Charles S. Meyer        Schedule 14D-1, dated November 8, 1997

10.12      Tender Offer Loan Agreement, dated as of December 30, 1997,           Exhibit (c)(4) of the Registrant's
           by and between Lund International Holdings, Inc., Zephyros            Form 8-K, dated December 30, 1997
           Acquisition Corp. and Heller, as agent and as lender

10.13      Guaranty of Payment, dated as of December 30, 1997, by Lund           Exhibit (c)(5) of the Registrant's
           International Holdings, Inc., in favor of Heller, as agent for the    Form 8-K, dated December 30, 1997
           benefit of the lender

10.14      Pledge Agreement, dated as of December 30, 1997, by Lund              Exhibit (c)(6) of the Registrant's
           International Holdings, Inc., in favor of Heller, as agent for        Form 8-K, dated December 30, 1997
           the benefit of the lenders

10.15      Borrower Pledge Agreement, dated as of December 30, 1997,             Exhibit (c)(7) of the Registrant's
           by Zephyros Acquisition Corp., in favor of Heller, as agent           December 30, 1997
           for the benefit of the lenders                                        Form 8-K, dated

10.16      Warrant to Purchase Common Stock of Lund International                Exhibit (c)(8) of the Registrant's
           Holdings, Inc., dated December 30, 1997                               Form 8-K, dated December 30, 1997

10.17      Tender Offer Note, dated as of December 30, 1997, by                  Exhibit (c)(9) of the Registrant's
           Zephyros Acquisition Corp., for the maximum amount of                 Form 8-K, dated December 30, 1997
           $41million

10.18      1998 Employee Incentive Stock Option Plan                             Exhibit 10.63 of the Registrant's
                                                                                 Form S-8 filed on February 13, 1998

10.19      Credit Agreement                                                      Exhibit 1 of the Registrant's Form 8-
                                                                                 K filed on March 18, 1998

10.20      Term A Note made by each of Industries, Deflecta, Belmor              Exhibit 2 of the Registrant's Form 8-
           and DFM in favor of Heller                                            K filed on March 18, 1998




10.21      Term B Note made by each of Industries, Deflecta, Belmor              Exhibit 3 of the Registrant's Form 8-
           and DFM in favor of Heller                                            K filed on March 18, 1998

10.22      Revolving Note made by each of Industries, Deflecta, Belmor           Exhibit 4 of the Registrant's Form 8-
           and DFM in favor of Heller                                            K filed on March 18, 1998

10.23      Acquisition Note made by each of Industries, Deflecta, Belmor         Exhibit 5 of the Registrant's Form 8-
           and DFM in favor of Heller                                            K filed on March 18, 1998

10.24      Term A Note made by each of Industries, Deflecta, Belmor              Exhibit 6 of the Registrant's Form 8-
           and DFM in favor of Dresdner                                          K filed on March 18, 1998

10.25      Term B Note made by each of Industries, Deflecta, Belmor              Exhibit 7 of the Registrant's Form 8-
           and DFM in favor of Dresdner                                          K filed on March 18, 1998

10.26      Revolving Note made by each of Industries, Deflecta, Belmor           Exhibit 8 of the Registrant's Form 8-
           and DFM in favor of Dresdner                                          K filed on March 18, 1998

10.27      Acquisition Note made by each of Industries, Deflecta, Belmor         Exhibit 9 of the Registrant's Form 8-
           and DFM in favor of Dresdner                                          K filed on March 18, 1998

10.28      Corporate Guaranty by Holdings, Borrowers and Active                  Exhibit 10 of the Registrant's Form
           Subsidiaries                                                          8-K filed on March 18, 1998

10.29      Pledge Agreement by Holdings, Deflecta and DFM                        Exhibit 11 of the Registrant's Form
                                                                                 8-K filed on March 8, 1998

10.30      Security Agreement by Holdings, Borrowers and Active                  Exhibit 12 of the Registrant's Form
           Subsidiaries                                                          8-K filed on March 18, 1998

10.31      Assignment for Security of Trademark, Patent and Copyright            Exhibit 13 of the Registrant's Form
                                                                                 8-K filed on March 8, 1998

10.32      Environmental Indemnity Agreement                                     Exhibit 14 of the Registrant's Form
                                                                                 8-K filed on March 18, 1998

10.33      Complete and permanent waiver agreement and general                   Exhibit 10.65 of the Registrant's
           release of claims between the Company and Richard D. Minehart, Jr.    Form 10-Q filed on November 16, 1998

10.34      Complete and permanent waiver agreement and general                   Exhibit 10.66 of the Registrant's
           release of claims between the Company and Jay M. Allsup               Form 10-Q filed on November 16, 1998

10.35      Resignation and severance agreement between the Company and           Exhibit 10.67 of the Registrant's
           William J. McMahon                                                    Form 10-Q filed on November 16, 1998

10.36      Employment agreement between the Company and                          Exhibit 10.68 of the Registrant's
           Dennis W. Vollmershausen                                              Form 10-Q filed on November 16, 1998

10.37      Stock Purchase Agreement dated December 11, 1998, by and              Exhibit 10.1 of the Registrant's Form
           among Ventshade Holdings, Inc., the Persons listed on                 8-K filed on January 6, 1999
           Schedule A to the Agreement,Lund International Holdings, Inc.
           and New Holdings, Inc.




10.38      Investment Agreement, dated December 22, 1998, among                  Exhibit 10.2 of the Registrant's Form
           LIH Holdings,III, LLC, Massachusetts Mutual Life Insurance            8-K filed on January 6, 1999
           Company, MassMutual Corporate Investors, MassMutual
           Participation Investors, MassMutual Corporate Value Partners
           Limited, Liberty Mutual Insurance Company, BancBoston
           Capital Inc. and Lund International Holdings, Inc.

10.39      Amendment No. 2 to Credit Agreement, dated December 23,               Exhibit 10.3 of the Registrant's Form
           1998, among Lund International Holdings, Inc., Deflecta-Shield        8-K filed on January 6, 1999
           Corporation, Lund Industries, Incorporated, Belmor Autotron
           Corp., DFM Corp., Lund Acquisition Corp., BAC Acquisition Co.,
           Trailmaster Products, Inc., Delta III, Inc., Auto Ventshade
           Company, New Holdings, Inc., Ventshade Holdings, Inc. and
           Heller Financial, Inc.

10.40      Securities Purchase Agreement, dated December 23, 1998,               Exhibit 10.4 of the Registrant's Form
           among Deflecta-Shield Corporation, Lund Industries,                   8-K filed on January 6, 1999
           Incorporated, Belmor Autotron Corp.,DFM Corp. and Auto
           Ventshade Company

10.41      Rights Agreement, dated December 22, 1998, with LIH Holdings,         Exhibit 10.5 of the Registrant's Form
           LLC, LIH Holdings, II, LLC, LIH Holdings III, LLC, BancBoston         8-K filed on January 6, 1999
           Capital Inc., Liberty Mutual Insurance Company, Massachusetts
           Mutual Life Insurance Company, MassMutual Corporate Value
           Partners Limited, MassMutual Corporate Investors, MassMutual
           Participation Investors and National City Venture Corporation

10.42      Second Amended and restated Governance Agreement, dated               Exhibit 10.6 of the Registrant's Form
           December 22, 1997 among Lund International Holdings, Inc.,            8-K filed on January 6, 1999
           LIH Holdings, LLC, LIH Holdings II, LLC and LIH Holdings
           III, LLC

10.43      Escrow Agreement, dated December 29, 1998, by and between             Exhibit 10.7 of the Registrant's Form
           Bank Trust National Association and Lund Industries, Incorporated     8-K filed on January 6, 1999

10.44      Cancellation and Discharge of Indenture and Termination of Loan       Exhibit 10.8 of the Registrant's Form
           Agreement, dated December 29, 1998, executed and issued by            8-K filed on January 6, 1999
           U.S. Bank Trust National Association

10.45      Form of Promissory Note issued pursuant to the Securities             Exhibit 10.9 of the Registrant's Form
           Purchase Agreement                                                    8-K filed on January 6, 1999

10.46      Form of Warrant issued pursuant to the Securities Purchase            Exhibit 10.10 of the Registrant's
           Agreement                                                             Form 8-K filed on January 6, 1999

10.47      Stock Purchase Agreement, dated January 7, 1999, among                Exhibit 10.1 of the Registrant's Form
           Smittybilt, Inc.,Tom G. Smith, Debbie Smith, Tom Smith and            8-K filed on February 12, 1999
           Debbie Smith as Trustees of The Tom and Debbie Smith Family
           Trust Dated February 7, 1991, Tom Smith and Debbie Smith as
           Trustees of The Tom and Debbie Smith Charitable Remainder
           Unitrust Dated July 8, 1998 and Lund International Holdings, Inc.

10.48      Investment Agreement, dated December 22, 1998, among LIH              Exhibit 10.2 of the Registrant's Form
           Holdings III, LLC, Massachusetts Mutual Life Insurance Company,       8-K filed on February 12, 1999
           MassMutual Corporate Investors, MassMutual Participation
           Investors, MassMutual Corporate Value Partners Limited, Liberty
           Mutual Insurance Company, BancBoston Capital Inc. and Lund
           International Holdings, Inc.




10.49      First Amendment to Investment Agreement, dated January 27,            Exhibit 10.3 of the Registrant's Form
           1999, among LIH Holdings III, LLC, Massachusetts Mutual Life          8-K filed on February 12, 1999
           Insurance Company, MassMutual Corporate Investors,
           MassMutual Participation Investors, MassMutual Corporate
           Value Partners Limited, Liberty Mutual Insurance Company,
           BancBoston Capital Inc. and Lund International Holdings, Inc.

10.50      First Amendment to Rights Agreement, dated January 27, 1999,          Exhibit 10.4 of the Registrant's Form
           among LIH Holdings, LLC, LIH Holdings II, LLC, LIH Holdings           8-K filed on February 12, 1999
           III, LLC, BancBoston Capital Inc., Liberty Mutual Insurance Company,
           Massachusetts Mutual Life Insurance Company, MassMutual Corporate
           Value Partners Limited, MassMutual Corporate Investors, MassMutual
           Participation Investors, National City Venture Corporate and Lund
           International Holdings, Inc.

10.51      Supplement to Credit Agreement, dated January 28, 1999, by            Exhibit 10.5 of the Registrant's Form
           Smittybilt, Inc. and Heller Financial, Inc. and Agent for the         8-K filed on February 12, 1999
           benefit of all Lenders.

10.52      The Company's 1999 Stock Option Incentive Plan                        Filed with Registrant's Form 10-K
                                                                                 for 1999 Exhibit 10.99

10.53      Employment Agreement between the Company's wholly owned               Filed with Registrant's Form 10-K
           Subsidiary Auto Ventshade Company and Richard Tucker.                 for 1999 Exhibit 10.101

10.54      Employment Agreement between the Company's wholly owned               Filed with Registrant's Form 10-K
           subsidiary Belmor Autotron Corporation  and John Daniels.             for 1999 Exhibit 10.103

10.55      Employment Agreement between the Company and Edmund J.                Filed with Registrant's Form 10-K
           Schwartz.                                                             for 1999 Exhibit 10.104

10.56      Investment Agreement, dated December 22, 1998, among LIH              Exhibit 10.2 of the Registrant's Form
           Holdings III, LLC, Massachusetts Mutual Life Insurance Company,       8-K filed on February 12, 1999
           MassMutual Corporate Investors, MassMutual Participation
           Investors, MassMutual Corporate Value Partners Limited, Liberty
           Mutual Insurance Company, BancBoston Capital Inc. and Lund
           International Holdings, Inc.

10.57      Waiver and Fourth Amendment To Credit Agreement dated November        Filed with the Registrant's
           14, 2000, among Deflecta-Shield Corp., Lund Industries,               Third Quarter 10-Q/A
           Incorporated, Belmor Autron Corp., DFM Corp., Auto Ventshade          dated October 1, 2000
           Company, Smittybilt, Inc., Lund International Holdings, Inc., Lund
           Acquisition Corp., BAC Acquisition Co., Trailmaster(R)Products, Inc.
           and Delta III, Inc., Heller Financial, Inc. and the Lenders as
           defined therein.

10.58      Waiver and First Amendment to Securities Purchase Agreement dated     Exhibit 10.106 of the Registrant's
           December 23, 1999, among Massachusetts Mutual Life Insurance          Form 10-K for the fiscal year ended
           Company, MassMutual Corporate Investors, MassMutual Participation     December 31, 1999
           Investors, MassMutual Corporate Value Partners, Limited, National
           City Venture Corporation, Great Lakes Capital Investments I, L.L.C.
           and the Company.

10.59      Waiver and Third Amendment to Credit Agreement dated January          Exhibit 10.105 of the Registrant's
           28, 2000, among Deflecta-Shield Corporation, Lund Industries,         Form 10-K for the fiscal year ended
           Incorporated, Belmor Autotron Corp., DFM Corp., Auto Ventshade        December 31, 1999
           Company, Smittybilt, Inc., Lund International Holdings, Inc., Lund
           Acquisition Corp., BAC Acquisition Co., Trailmaster Products, Inc.
           and Delta III, Inc., Heller Financial, Inc. and the Lenders as
           defined therein




10.60      The Capital Call Agreement, dated as of November 14, 2000, among      Filed with the Registrant's
           Heller Financial, Inc., as Agent and on behalf of the Lenders party   Third Quarter  10 Q/A
           To the Credit Agreement, dated February 27, 1998 as amended,          dated October 1, 2000
           Harvest Partners III, L.P., Lund International Holdings, Inc.,
           Lund Industries, Incorporated, Deflecta-Shield Corporation,
           Belmor Autotron Corp. DFM Corp., Auto Ventshade Company,
           And Smittybilt, Inc.

10.61      Termination Of Agreement, dated as of November 14, 2000               Attached Hereto As
           by and among Harvest Partners III, L.P., LIH Holdings III, LLC,       Exhibit 10.61
           and Heller Financial, Inc. as Agent

10.62      Second Amendment to Securities Purchase                               Attached Hereto As
           Agreements, dated as of November 14, 2000,                            Exhibit 10.62
           between the Companies and
           Massachusetts Mutual Life Insurance Company, MassMutual Corporate
           Investors, MassMutual Participation Investors, MassMutual Corporate
           value partners Limited, National City Venture Corporation, and Great
           Lakes Capital Investments I L.L.C.

10.63      Investment Agreement, dated as of December 28, 2000                   Attached Hereto As
           Between LIH Holdings IV, LLC and Lund International                   Exhibit 10.63
           Holdings, Inc.

10.64      First Amendment to Capital Call Agreement,                            Attached Hereto As
           dated as of February 27, 2001, among Heller Financial Inc.,           Exhibit 10.64
           Harvest Partners III, L.P., Lund International
           Holdings, Inc., Lund Industries, Incorporated,
           Deflecta-Shield Corporation, Belmor Autotron Corp.
           DFM Corp., Auto Ventshade Company, and
           Smittybilt, Inc.

10.65      Waiver and Fifth Amendment to Credit Agreement,                       Attached Hereto As
           dated as of March 23, 2001, among Lund International                  Exhibit 10.65
           Holdings, Inc., Lund Industries, Incorporated,
           Deflecta-Shield Corporation, Belmor Autotron Corp.,
           DFM Corp., Auto Ventshade Company, Smittybilt, Inc.,
           Lund Acquisition, Corp, BAC Acquisition Co.,
           Trailmaster Products, Inc., Delta III, Heller Financial Inc.,
           Individually as a Lender and in its capacity as Agent

10.66      Amendment to Investment Agreement, dated as of                        Attached Hereto As
           March 23, 2001, by and between LIH Holdings IV, LLC,                  Exhibit 10.66
           and Lund International Holdings, Inc.

10.67      Second Amendment to Capital Call Agreement, dated                     Attached Hereto As
           as of March 23, 2001, by and among                                    Exhibit 10.67
           Heller Financial, Inc. as Agency and on behalf of the
           Lenders party to the Credit Agreement, as amended,
           Harvest Partners III, L.P., Lund International
           Holdings, Inc., Lund Industries, Incorporated,
           Deflecta-Shield Corporation, Belmor Autotron Corp.,
           DFM Corp., Auto Ventshade Company, and
           Smittybilt, Inc.

10.68      Mortgage, Assignment of Rents, Security                               Attached Hereto As
           Agreement and Fixture Filing, dated as of                             Exhibit 10.68
           March 23, 2001, by Lund International
           Holdings, Inc., Lund Industries, Incorporated,
           And Heller Financial, Inc. in its capacity as Agent
           under that certain Credit Agreement dated
           February 27, 1998, as amended or restated




10.69      Third Amendment to Securities Purchase                                Attached Hereto As
           Agreements, dated as of March 23, 2001,                               Exhibit 10.69
           between the Companies and
           Massachusetts Mutual Life Insurance Company, MassMutual Corporate
           Investors, MassMutual Participation Investors, MassMutual Corporate
           value partners Limited, National City Venture Corporation, and Great
           Lakes Capital Investments I L.L.C.

10.70      Services Agreement, dated as of October 1, 2000,                      Attached Hereto As
           By and between Harvest Partners, Inc. and                             Exhibit 10.70
           Lund International Holdings, Inc.

10.71      1994 Incentive Stock Option Plan of                                   Attached Hereto As
           Lund International Holdings, Inc.                                     Exhibit 10.71

10.72      Amendment Number 2 to Lund International                              Attached Hereto As
           Holdings Inc, 1992 Non-Employee Director                              Exhibit 10.72
           Stock Option Plan

10.73      Employment Agreement of James P. Chick                                Attached Hereto As
                                                                                 Exhibit 10.73

21   Subsidiaries of the registrant:

     Name                           State or Jurisdiction of Incorporation
     ------------                   --------------------------------------
     Lund Industries, Incorporated               Minnesota
     Lund FSC, Inc.                              Barbados
     Lund Acquisition Corp.                      Minnesota
     Deflecta-Shield Corp.                       Delaware
     Belmor Autotron Corporation                 Delaware
     DFM Corp.                                   Iowa
     Delta III, Inc.                             Delaware
     Trailmaster(R)Products, Inc.                Delaware
     BAC Acquisition Company                     Delaware
     Auto Ventshade Company                      Delaware
     Smittybilt, Inc.                            Delaware

23.1 Consent of Independent Accountants

[LOGO] LUND
       NASDAQ
       LISTED



INFORMATION
For Our
Investors

STOCKHOLDER INFORMATION
Lund International Holdings, Inc. ("Lund") issues all of its corporate news releases through PR Newswire. You may obtain a fax copy of any Lund news release issued during the past twelve months by calling Company News On Call at (800) 758-5804. This electronic, menu-driven system will request a six digit code (518375) and allow you to request specific Lund releases to be sent to your fax for automatic retrieval. This service is accessible 24 hours a day, seven days a week.


ANNUAL STOCKHOLDERS' MEETING
----------------------------
The 2000 annual meeting of stockholders will be held Monday, April 23,2001, at 2:00 p.m. Eastern Daylight Time at The Offices of Piper Marbury Rudnick & Wolfe LLP 1251 Avenue of the Americas New York, New York 10020

STOCK DATA
----------
Lund stock is traded in the United States on the (OTC: Bulletin Board) under the trading symbol LUND.

CORPORATE HEADQUARTERS
----------------------
Lund International Holdings, Inc.
3700 Crestwood Parkway NW
Suite 1000
Duluth, Georgia 30096
Phone:  (770) 688-2050
Fax:  (770) 688-2055
www.lundinternational.com

SHAREHOLDER INQUIRIES
---------------------
Mellon Investor Services
Overpeck Centre
85 Challenger Road
Ridgefield Park, NJ  07660
Phone:  (888) 213-0965
www.chasemellon.com

INDEPENDENT ACCOUNTANTS
-----------------------
PricewaterhouseCoopers LLP
Park Building
650 Third Avenue South
Suite 1300
Minneapolis, MN  55402-4333

CORPORATE OFFICERS
------------------
DENNIS W. VOLLMERSHAUSEN, Chief Executive Officer and President
EDMUND J. SCHWARTZ, Chief Financial Officer and Treasurer
KENNETH L. HOLBROOK, President of Light Truck Division
CAROLE B. GROSSMAN, Corporate Counsel and Assistant Corporate Secretary STEPHEN S. TREICHEL, Vice President of Information Systems
J. TIMOTHY YUNGERS, Vice President of Human Resources

DIRECTORS
---------
LAWRENCE C. DAY, Chief Operating Officer, TBC Corp.
DAVID E. DOVENBERG, Chief Executive Officer, Universal Hospital Services, Inc. IRA D. KLEINMAN, General Partner, Harvest Partners, Inc.
ROBERT R. SCHOEBERL, retired Executive Vice President, Montgomery Ward Home and
  Automotive Division
DENNIS W. VOLLMERSHAUSEN, Chief Executive Officer and President, Lund
  International Holdings, Inc.
HARVEY J. WERTHEIM, Managing General Partner, Harvest Partners, Inc.