Form 10-Q
period 2001-04-01
LUND INTERNATIONAL HOLDINGS INC
filed 2001-05-15
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended April 1, 2001
                                        -------------

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

                    3700 CRESTWOOD PARKWAY, N.W., SUITE 1000
                              DULUTH, GEORGIA 30096

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

Yes     X                  No
     -------                   -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

As of May 1, 2001, 10,267,325 shares of the registrant's common stock, $.10 par value were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                                           1-2
                  April 1, 2001 (Unaudited) and December 31, 2000

                  Condensed Consolidated Statements of Operations (Unaudited)                       3
                  Three Months Ended April 1, 2001 and April 2, 2000

                  Condensed Consolidated Statements of Cash Flows (Unaudited)                       4
                  Three Months Ended April 1, 2001 and April 2, 2000

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               5-10


Item 2.           Management's Discussion and Analysis of Financial                             11-16
                  Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                17

Item 5.           Other Information                                                                17

Item 6.           Exhibits and Reports on Form 8-K                                                 17

                  Signatures                                                                       18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 April 1,          December 31,
                                                   2001                2000
                                            ----------------    ----------------
                                               (unaudited)

ASSETS

Current assets:
      Cash and  temporary cash investments       $    299            $  1,854
      Accounts receivable, net                     28,866              27,526
      Inventories                                  23,315              24,935
      Deferred income taxes                         3,669               3,669
      Other current assets                          1,708                 686
                                                 --------            --------
         Total current assets                      57,857              58,670

Property and equipment, net                        27,316              27,828
Intangibles, net                                  117,843             119,178
Other assets                                        2,798               2,960
                                                 --------            --------
         Total assets                            $205,814            $208,636
                                                 ========            ========









                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                      (in thousands, except per share data)

                                                                           April 1,          December 31,
                                                                             2001               2000
                                                                       --------------      -------------
                                                                         (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                               $  9,705            $  9,032
     Accrued expenses                                                        11,229              14,450
     Long-term debt, current portion                                         98,097              16,704
                                                                           --------            --------
        Total current liabilities                                           119,031              40,186

Long-term debt, less current portion                                            440              78,654
Deferred income taxes                                                         3,669               3,669
Other liabilities                                                               496                 530
                                                                           --------            --------
     Total liabilities                                                      123,636             123,039
                                                                           --------            --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 78 and 305 issued and outstanding at
        April 1, 2001 and December 31, 2000, respectively                         1                   3
     Preferred stock-Series C, $.01 par value;
        authorized 30 shares; 5 issued and outstanding
        at April 1, 2001 and December 31, 2000                                   --                  --
     Common stock, $.10 par value;
        authorized 25,000 shares; 10,267 and 7,998 issued and
        outstanding at April 1, 2001 and December 31, 2000, respectively      1,027                 800
     Additional paid-in capital                                              69,053              69,278
     Retained earnings                                                       12,097              15,516
                                                                           --------            --------
        Total stockholders' equity                                           82,178              85,597
                                                                           --------            --------
        Total liabilities and stockholders' equity                         $205,814            $208,636
                                                                           ========            ========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                           April 1,          April 2,
                                                                                             2001              2000
                                                                                           --------          --------

Net sales                                                                                  $ 39,327          $ 46,399
Cost of goods sold                                                                           29,204            33,214
                                                                                           --------          --------
     Gross profit                                                                            10,123            13,185

Operating expenses
     General and administrative                                                               4,242             3,810
     Selling and marketing                                                                    3,734             4,475
     Research and development                                                                   587               725
     Amortization of intangibles                                                              1,335             1,317
                                                                                           --------          --------
        Total operating expenses                                                              9,898            10,327

Income from operations                                                                          225             2,858

Interest expense                                                                             (3,314)           (3,262)
Interest income and other, net                                                                   10                14
                                                                                           --------          --------
Loss before income taxes, extraordinary item, and
      cumulative effect of accounting change                                                 (3,079)             (390)
Income tax expense (benefit)                                                                     30              (183)
                                                                                           --------          --------
Loss before extraordinary item and cumulative
      effect of accounting change                                                            (3,109)             (207)
Extraordinary item,  net of income taxes of $130                                                 --              (225)
                                                                                           --------          --------
Loss before cumulative effect of accounting change                                           (3,109)             (432)
Cumulative effect of accounting change, net of
      income taxes of $237                                                                       --              (410)
                                                                                           --------          --------
           Net loss                                                                        $ (3,109)         $   (842)
                                                                                           ========          ========

Basic and diluted net loss per share:
      Loss before extraordinary item and cumulative
           effect of accounting change                                                     $  (0.35)         $  (0.03)
      Extraordinary item                                                                         --             (0.03)
      Cumulative effect of accounting change                                                     --             (0.05)
                                                                                           --------          --------
           Net loss                                                                        $  (0.35)         $  (0.11)

                                                                                           ========          ========

Weighted average common shares                                                                8,796             7,804
                                                                                           ========          ========
Weighted average common and common equivalent shares                                          8,796             7,804
                                                                                           ========          ========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                                  April 1,         April 2,
                                                                                    2001             2000
                                                                                  -------          -------
Cash flows from operating activities:
  Net loss                                                                        $(3,109)         $  (842)

  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                1,344            1,427
        Amortization                                                                1,621            1,603
        Deferred income taxes                                                          --             (609)
        Provision for doubtful accounts                                               103              280
        Provision for inventory reserves                                              350              683
        Loss (gain) on disposal of property and equipment
                                                                                       (4)              32
  Changes in operating assets and liabilities:
        Accounts receivable                                                        (1,442)             771
        Inventories                                                                 1,270           (3,458)
        Other assets                                                               (1,026)            (479)
        Accounts payable, trade                                                       672             (349)
        Accrued expenses                                                           (2,537)          (1,822)
        Other liabilities                                                             (32)             (28)
                                                                                  -------          -------
        Net cash used in operating activities                                      (2,790)          (2,791)
                                                                                  -------          -------
Cash flows from investing activities:
   Purchases of property and equipment                                               (856)            (759)
   Restricted cash                                                                     --            3,387
   Proceeds from sales of property and equipment                                       27              113
                                                                                  -------          -------
        Net cash (used in) provided by investing activities                          (829)           2,741
                                                                                  -------          -------
Cash flows from financing activities:
   Principal payments on long-term debt                                            (6,153)          (9,429)
   Proceeds from long-term debt                                                     9,211            9,987
   Checks issued against future deposits                                             (994)            (275)
                                                                                  -------          -------
        Net cash provided by financing activities                                   2,064              283
                                                                                  -------          -------
        Net (decrease) increase in cash and temporary cash investments             (1,555)             233
Cash and temporary cash investments:
   Beginning of period                                                              1,854              448
                                                                                  -------          -------
   End of period                                                                  $   299          $   681
                                                                                  =======          =======

  Supplemental Cash Flow Information
        Cash paid for:
             Interest                                                             $ 3,678          $ 3,993
                                                                                  =======          =======
             Income taxes                                                         $   141          $    82
                                                                                  =======          =======

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


A - Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation and its subsidiaries, Auto Ventshade and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of April 1, 2001, and the condensed consolidated statements of operations and cash flows for the three months ended April 1, 2001 and April 2, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The December 31, 2000 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2000, which were included in the Company's Annual Report on Form 10-K dated April 2, 2001.

The consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

Effective January 1, 2000, the Company adopted a 52-53 week fiscal year.


B - Recurring Losses and Management's Plan

During the years ended December 31, 2000, 1999, and 1998, the Company experienced net losses of $7,726, $3,832 and $4,070, respectively. In addition, the Company experienced a net loss of $3,109 for the three months ended April 1, 2001. As a result of these losses, the Company violated certain financial covenants of its long-term debt arrangements in each of those years. The Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

Management expects to generate a net loss for the year ending December 31, 2001. The Company has initiated plans to improve its operating results and cash flows over 2000 levels through improved cost controls and manufacturing processes and final integration of past acquisitions. In addition, the Company expects to further consolidate its manufacturing and distribution facilities and sell its Anoka, Minnesota facility, using the proceeds of the sale to reduce its borrowing under its loan facility. The Company also received additional equity funding of $5,000 from Harvest Partners III, LP on April 3, 2001 as required by the Second Amendment to the Capital Call Agreement. However, the Company cannot predict with certainty that such operating improvements or the sale of its Anoka facility will occur or whether the Company will meet the revised financial covenants in 2001 related to its debt agreements to continue with adequate funding sources in 2001. In addition, beginning January 1, 2002, the financial covenants established in the Company's original consolidated $106.5 million loan facility again become operative. Management believes that, based upon current operating forecasts, that it will not be able to meet all of these original financial covenants in 2002 and will need to further amend its debt agreements with its lenders in the future.


C - Cumulative Effect of Accounting Change

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


D - Inventories

Inventories consisted of the following:

                                            April 1,                      December 31,
                                              2001                            2000
                                        -------------------           -------------------
Raw materials                                  $     8,862                    $    9,618
Finished goods and work in process                  14,453                        15,317
                                        -------------------           -------------------
                                               $    23,315                   $    24,935
                                        ===================           ===================

E - Segment Reporting

The Company's business activities are organized around three primary business units: light truck and automotive accessories, suspension products and heavy truck accessories. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital that is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive and heavy truck accessories.

A summary of the Company's business activities reported by its three business segments for the three-month period ended April 1, 2001 and April 2, 2000 is as follows:


                                                     Three Months Ended
                                                     ------------------
                                                 April 1,             April 2,
                                                   2001                 2000
                                               ------------        -----------

NET SALES:
  Light truck and automotive accessories         $ 34,018          $ 38,626
  Heavy truck accessories                           2,438             4,253
  Suspension products                               2,871             3,520

                                                 --------          --------
     Total                                       $ 39,327          $ 46,399
                                                 --------          --------

INCOME FROM OPERATIONS:
  Light truck and automotive accessories         $    232          $  1,501
  Heavy truck accessories                             111               880
  Suspension products                                (118)              477
                                                 --------          --------
     Total                                       $    225          $  2,858
                                                 ========          ========



F - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options, common stock warrants and convertible preferred stock ultimately exercisable for the purchase of approximately 7,980,000 shares as of April 1, 2001.

G - Comprehensive income (loss)

There were no comprehensive income (loss) items in the three months ended April 1, 2001 or April 2, 2000.


H - Long-term Debt

Long-term debt consisted of the following:

                                                           April 1,          December 31,
                                                            2001               2000
Revolving credit facility                                  $ 14,428          $  9,277
Term loan A                                                   9,776            10,973
Term loan B                                                  20,521            20,545
Term loan C                                                  30,753            31,498
12.5% senior subordinate notes, net of
unamortized discount of $2,773 and $2,893 at
April 1, 2001 and December 31, 2000, respectively            22,228            22,106
Capital lease obligations                                       831               959
                                                           --------          --------
                                                             98,537            95,358
Less current maturities                                     (98,097)          (16,704)
                                                           --------          --------
Long-term debt                                             $    440          $ 78,654
                                                           ========          ========

CREDIT AGREEMENT AND SECURITIES PURCHASE AGREEMENT

On March 23, 2001, the Company received a Waiver and Fifth Amendment ("Fifth Amendment") to its consolidated $106.5 million loan facility which waived the Company's defaults that existed up through and including December 31, 2000, for the financial covenants established in the Waiver and Fourth Amendment to the Company's credit facility. The Fifth Amendment resets financial covenants through the period December 31, 2001. The Fifth Amendment also adds additional financial covenants specific to one of the Company's operating units through December 31, 2001. In addition, the Fifth Amendment reduces the maximum revolving loan commitment by $5 million to $25 million through December 31, 2001. The Company incurred a fee of $233 in connection with the Fifth Amendment.

On January 28, 2000, the Company received a Waiver and Third Amendment ("Third Amendment") to its Loan Facility which waived the Company's defaults that existed up through and including December 31, 1999, for the financial covenants established in the original agreements. In addition, the Third Amendment changed the Company's financial performance covenants contained in these agreements for the year 2000. The Third Amendment also added a one-quarter percent increase to the top level of the floating rate interest pricing table in the event the Company's indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio is greater than 5.50:1.00. The Company incurred a fee of $250 in connection with the Amendment.

On November 14, 2000, the Company entered into a Capital Call Agreement (the "Agreement") with Heller Financial, as agent on behalf of the lenders related to the Loan Facility, and Harvest Partners III, LP ("Harvest Partners"). The Agreement called for up to $10 million in capital contributions to be made by Harvest Partners or one of its affiliated entities if the Company did not maintain its proposed ratio of senior indebtedness to EBITDA. The first capital contribution of $5 million ("First Capital Call") was made in the form of Preferred Stock - Series C by December 31, 2000. A second $5 million capital contribution was to be required by December 31, 2001 if the Company did not maintain compliance with the indebtedness ratio related to the Loan Facility.

On March 23, 2001, concurrent with the Fifth Amendment to the Loan Facility, the Company entered into a Second Amendment to the Capital Call Agreement ("Second Amendment"). The Second Amendment, which effectively amends an earlier amendment, called for Harvest Partners or one of its affiliated entities to make a $5 million contribution ("Second Capital Call") to equity by March 31, 2001. Immediately following this contribution, the Company was required to apply the total amount of the first and second capital calls aggregating $10 million to reduce the outstanding principal balance of the term loans under the Loan Facility. The Second Capital Call and the subsequent application of the $10 million to reduce the principal balance of the term loans transpired on April 3, 2001. The Second Amendment also requires that, in the event that subsequent to the payment by the Company of interest due under the 12.5% Senior Subordinated Notes on August 31, 2001, a priority default, as defined, occurs as a result of a breach of financial covenants under the Loan Facility, then Harvest Partners or one of its affiliated entities will be required to make a contribution to the Company in the amount of such interest payment made on August 31, 2001 ("Third Capital Call"), which shall be applied to reduce the outstanding balance of the revolving loan. If on or after July 31, 2001, the Company's ratio of indebtedness to EBITDA, as defined, is less than 3.0:1.00, Harvest Partners shall be relieved of its obligation to make payment of the Third Capital Call.

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

Accordingly, the Company has classified its borrowing under its consolidated $106.5 million loan facility and its 12.5% Senior Subordinated Notes as current liabilities at April 1, 2001.

I - Extraordinary Item - Defeasance of Industrial Development Revenue Bonds

On December 29, 1998, the Company defeased its Industrial Development Revenue Bonds ("Bonds") by placing its restricted cash and marketable securities, held pursuant to the Bond agreement as of that date, and an additional deposit of $3,182 in escrow sufficient to meet the remaining principal and interest payments of the Bonds. The funds held in escrow could be used only for the purpose of satisfying the debt service requirements of the Bonds. Under the terms of the Bond agreement, the Company guaranteed the repayment of the Bonds through January 2000. Accordingly, the Bonds and the related restricted cash and marketable securities continued to be presented as assets and obligations of the Company until such guarantee expired in January 2000. In January 2000, the Bonds (in the amount of $3,106) and the related restricted cash and marketable securities (in the amount of $3,387) were removed from the Company's balance sheet.

As a result of the early extinguishment of the bonds, an extraordinary loss of $225 was incurred in January 2000 ($355, net of $130 deferred income tax benefit).


J - Conversion of Series B Preferred Stock

On February 28, 2001, LIH Holdings III, LLC converted 226,935.6 shares of Series B Preferred Stock to 2,269,356 shares of common stock. LIH Holdings III, LLC is an affiliate of Harvest Partners, and as a result of this transaction, increased its ownership to 67% of the Company's voting Common Stock with this transaction.


K - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"

The Company adopted SFAS No. 133 on January 1, 2001, and its adoption did not have a material effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
                ( in thousands, except share and per share data)

GENERAL OVERVIEW:

Lund International Holdings, Inc. (the "Company"), through its wholly-owned subsidiaries, Lund Industries, Incorporated ("Lund"), Deflecta-Shield Corporation and its subsidiaries ("Deflecta-Shield"), Auto Ventshade ("Auto Ventshade"), and Smittybilt, Inc. ("Smittybilt") designs, manufactures and distributes aftermarket automotive accessories and other products for light and heavy duty trucks, sport utility vehicles, vans and passenger cars. Products directed at the light truck and automobile market include side window ventvisors, windshield visors, hood shields/bug deflectors, running boards, tonneau covers, aluminum storage boxes, tubular products and other appearance accessories. In addition, the Company is a leading original equipment manufacturer ("OEM") of accessories for the light truck and heavy truck markets and supplies suspension systems for light trucks.


RESULTS OF OPERATIONS:

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                    Three Months Ended
                                               --------------------------------------------------------------

                                                       April 1, 2001                    April 2, 2000

                                               -----------------------------     ----------------------------
Net sales                                      $ 39,327            100.0%        $ 46,399            100.0%
Gross profit                                     10,123             25.7           13,185             28.4
General and administrative                        4,242             10.8            3,810              8.2
Selling and marketing                             3,734              9.5            4,475              9.6
Research and development                            587              1.5              725              1.6
Amortization of intangibles                       1,335              3.4            1,317              2.8
Income from operations                              225              0.6            2,858              6.2
Other expense, net                               (3,304)            (8.4)          (3,248)            (7.0)
Income tax (expense) benefit                        (30)            (0.1)             183             (0.4)
Extraordinary loss                                   --               --             (225)            (0.5)
Cumulative effect of accounting change               --               --             (410)            (0.9)
Net loss                                       ($ 3,109)            (7.9%)       ($   842)            (1.8%)

THREE MONTHS ENDED APRIL 1, 2001 COMPARED TO THREE MONTHS ENDED APRIL 2, 2000


NET SALES: Consolidated net sales for the three months ended April 1, 2001 were $39,327, a decrease of $7,072 over consolidated net sales of $46,399 for the three months ended April 2, 2000. Light Truck Automobile Accessories aftermarket sales reflected a broad decline over most product categories. Original equipment sales also declined within this business segment, but at a slower rate. Heavy Truck Accessories sales decreased across all product categories as the slow down in the production of Class 8 weight vehicles continued their decline from 2000. The Suspension Division's business also suffered declines as weaker demand coupled with the Division's inability to ship its sales backlog resulted in a sales shortfall. Generally speaking, all of the Company's businesses continue to be impacted by higher fuel prices and general economic uncertainty, resulting in a negative impact on the discretionary spending of its customers.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended April 1, 2001 was 25.7% of net sales, compared to 28.4% of net sales for the three months ended April 2, 2000. The three months ended April 1, 2001 reflected a gross margin decline of 2.7%. Compared to the prior year, the decline was primarily caused by poorer absorption of fixed costs due to the lower production volumes and unfavorable adjustments to inventory reserves.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $4,242, or 10.8% of net sales, for the three months ended April 1, 2001, compared to $3,810, or 8.2% of net sales, for the comparable three month period ended April 2, 2000. The increase in general and administrative expenses of $432 was caused entirely by $878 of restructuring costs, of which $653 is incremental to the comparable period in 2000. Of these restructuring costs, $604 is related to the relocation of the Company's Anoka, Minnesota distribution center to Lawrenceville, Georgia, and $274 is related to consulting fees related to the Company restructuring its loan agreements' financial covenants.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3,734, or 9.5% of net sales, for the three months ended April 1, 2001, compared to $4,475, or 9.6% of net sales, for the three months ended April 2, 2000. This decline resulted from reduced promotional spending and a reduction in sales volume from the three months ended the April 2, 2000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $587, or 1.5% of net sales, for the three months ended April 1, 2001, compared to $725, or 1.6% of net sales, for the three months ended April 2, 2000. The decrease in product development spending of $138 occurred in the Company's Light Truck Automotive Accessories division. The reduction resulted from a delay in spending, as the Company intends to spend its annual planned amount on product development which is expected to be similar to the prior year.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,335 for the three months ended April 1, 2001, compared to $1,317 for the three months ended April 2, 2000. This expense remains comparable to last year since there have been no additional acquisitions made after the Smittybilt purchase in January 1999.

INCOME FROM OPERATIONS: Income from operations for the three months ended April 1, 2001 was $225, compared to $2,858, or 6.2% of net sales for the period ended April 2, 2000. The unfavorable operating income performance was the result of a 15% decline in sales volume, lost overhead absorption, and unfavorable inventory reserve adjustments, offset in part by reductions in operating expenses.

OTHER EXPENSE, NET: Other expense, net, was $3,304 for the three months ended April 1, 2001, compared to $3,248 for the three months ended April 2, 2000. The increase in interest expense was primarily the result of a $233 bank fee incurred to reset financial covenants in the Company's loan agreement with its senior lenders, offset to some extent by lower debt levels.

INCOME TAX EXPENSE: For the three months ended April 1, 2001, the Company recorded a nominal tax expense of $30 for state taxes. Tax benefits resulting from the first quarter 2001 loss were offset by a valuation allowance against the Company's net deferred tax asset, in contrast to the income tax benefit recorded in the quarter ended April 2, 2000 which had no valuation allowance.

NET LOSS: The Company's net loss for the three months ended April 1, 2001 was $3,109, or $.35 per share. This compares to a net loss of $842, or $.11 per share for the three months period ended April 2, 2000. The net loss of $842 for the period ended April 2, 2000 included an extraordinary item, net of tax, of $225 and a $410, net of tax, cumulative effect of an accounting change which negatively impacted the net loss by $.08 per share.

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities was $2,790 for the three months ended April 1, 2001 compared to cash used in operating activities of $2,791 for the three months ended April 2, 2000. This resulted from a larger net loss being substantially offset by positive changes in working capital for the period ended April 1, 2001 compared to the prior year period.

Cash used in investing activities of $829 for the period ended April 1, 2001 compares to cash provided by investing activities of $2,741 for the period ended April 2, 2000. The net cash used in investing activities for the period ended April 1, 2001 primarily related to capital purchases. The net cash provided by investing activities in the period ended April 2, 2000 was primarily the result of the change in restricted cash associated with the defeasance of the Company's Industrial Revenue Bonds, offset by capital purchases.

Cash provided by financing activities was $2,064 in the three months ended April 1, 2001 and $283 in the three months ended April 2, 2000. The net cash provided by financing activities in 2001 and 2000 reflects the proceeds from long-term debt being offset by principal payments on long-term debt.

The Company believes that in 2001 its $25 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of April 1, 2001, the Company had borrowed $14,428 under its revolving credit line and had additional availability of $8,612. However, in the month of April as a condition of its Amended Capital Call Agreement, the Company was required to pay down an additional $5 million of its term loans. This amount was borrowed from the Company's revolving line of credit.

Consolidated assets have decreased $2,822 from $208,636 at December 31, 2000 to $205,814 at April 1, 2001. The decrease in assets reflects primarily the amortization of intangibles, property plant and equipment, the reduction in inventories and a decrease in cash.

During the years ended December 31, 2000, 1999, and 1998, the Company experienced net losses of $7,726, $3,832 and $4,070, respectively. In addition, the Company experienced a net loss of $3,109 for the three months ended April 1, 2001. As a result of these losses, the Company violated certain financial covenants of its long-term debt arrangements in each of those years. The Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

Management expects to generate a net loss for the year ending December 30, 2001. The Company has initiated plans to improve its operating results and cash flows over 2000 levels through improved cost controls and manufacturing processes and final integration of past acquisitions. In addition, the Company expects to further consolidate its manufacturing and distribution facilities and sell its Anoka, Minnesota facility, using the proceeds of the sale to reduce its borrowing under its loan facility. The Company also received additional equity funding of $5,000 from Harvest Partners III, LP on April 3, 2001 as required by the Second Amendment to the Capital Call Agreement. However, the Company cannot predict with certainty that such operating improvements or the sale of its Anoka facility will occur, or whether the Company will meet the revised financial covenants in 2001 related to its debt agreements to continue with adequate funding sources in 2001. In addition, beginning January 1, 2002, the financial covenants established in the Company's original consolidated $106.5 million loan facility again become operative. Management believes that, based upon current operating forecasts, that it will not be able to meet all of these original financial covenants in 2002 and will need to further amend its debt agreements with its lenders in the future.

OUTLOOK:

During 2000, the Company completed the integration of the Auto Ventshade (acquired December 1998) and Smittybilt (acquired January 1999) acquisitions. The integration of Auto Ventshade went as planned and it became a positive contributor to the Company's financial performance in 1999 and 2000. However, the Smittybilt operations were much more difficult to integrate than anticipated. The Smittybilt operation lacked the infrastructure to adequately control its manufacturing costs and production schedules, and the Company decided to redesign its manufacturing resource planning system during 2000. This implementation was completed by the end of 2000, and the Company expects significant improvement in financial performance from its Smittybilt operations during 2001.

The Company also continued its consolidation effort during 2000. The Company's manufacturing and distribution operations in its Anoka, Minnesota facility were significantly changed. The remaining plastic manufacturing in Anoka was transferred to the Company's Auto Ventshade Division in Lawrenceville, Georgia. Fiberglass manufacturing was discontinued at Anoka and outsourced to third party manufacturers. In addition, the relocation of the distribution center in Anoka to one of the Company's warehouses in Lawrenceville, Georgia was completed by April 30, 2001.

The Company also completed the relocation of its Suspension Division from Coldwater, Michigan to its existing facility in Corona, California. The Suspension Division is now located in the same facility as the Company's tubular manufacturing operations.

Each of these integration, consolidation and relocation efforts was intended to lower the Company's product and overhead costs. There will be an added benefit of reducing a portion of the Company's outstanding debt when the Anoka, Minnesota facility is sold.

In 2000, the Company encountered difficult economic conditions that impacted the demand for its products by consumers. The Company also experienced a contraction of purchases in its light truck and automotive accessories business as distributors and retailers attempted to prevent a build-up of inventory levels. In addition, sales of Class 8 Heavy Truck vehicles declined leading to fewer sales of those accessories to the Company's OEM customers. The Company believes that this weakened demand was in part caused by higher fuel prices and general economic uncertainty that negatively impacted the discretionary spending patterns of its customers.

The Company believes that these uncertain economic conditions will continue through the balance of 2001. The Company will focus on anticipating and responding to these changing market conditions and, wherever possible, reduce its operating and product costs to minimize the impact on its profits.

The Company's long term strategy has not changed. The Company intends to take advantage of the consolidation in its industry by providing customers the best competitive alternative for the products it sells, which will be backed by exceptional product quality, customer service and organizational flexibility to respond to changes in the marketplace.

The Company is committed to improving its manufacturing capabilities and efficiencies, adding resources wherever required to enhance its product development and to further consolidate its operations to lower costs. The overall process by which it attains these goals should strengthen the Company's competitive position and earnings capability, which should ultimately benefit its shareholders.


FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at April 1, 2001. The Company does not enter into hedging or derivative instruments.

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

----


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001

                                LUND INTERNATIONAL HOLDINGS, INC.
                                (Registrant)



                                By:      /s/ Dennis W. Vollmershausen
                                         ---------------------------------------
                                         Dennis W. Vollmershausen
                                         President and Chief Executive Officer

                                By:      /s/ Edmund J. Schwartz
                                         ---------------------------------------
                                         Edmund J. Schwartz
                                         Chief Financial Officer