Form 10-Q
period 2001-07-01
LUND INTERNATIONAL HOLDINGS INC
filed 2001-08-14
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended July 1, 2001
                                        ------------

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

Yes     X                  No
    -------                     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

As of July 31, 2001, 10,267,325 shares of the registrant's common stock, $.10 par value were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets                                                     1-2
                  July 1, 2001 (Unaudited) and December 31, 2000

                  Condensed Consolidated Statements of Operations (Unaudited)                                3
                  Three Months Ended July 1, 2001 and July 2, 2000

                  Condensed Consolidated Statements of Operations (Unaudited)                                4
                  Six Months Ended July 1, 2001 and July 2, 2000

                  Condensed Consolidated Statements of Cash Flows (Unaudited)                                5
                  Six Months Ended July 1, 2001 and July 2, 2000

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                          6-11


Item 2.           Management's Discussion and Analysis of Financial                                        12-19
                  Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                          20

Item 5.           Other Information                                                                          20

Item 6.           Exhibits and Reports on Form 8-K                                                           20

                  Signatures                                                                                 21


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          July 1,   December 31,
                                                           2001        2000
                                                         --------   --------
                                                       (unaudited)

ASSETS

Current assets:
      Cash and  temporary cash investments               $    312   $  1,854
      Accounts receivable, net                             32,461     27,526
      Inventories                                          21,508     24,935
      Deferred income taxes                                 3,669      3,669
      Other current assets                                  1,724        686
                                                         --------   --------
         Total current assets                              59,674     58,670

Property and equipment, net                                27,094     27,828
Intangibles, net                                          116,535    119,178
Other assets                                                2,633      2,960
                                                         --------   --------
         Total assets                                    $205,936   $208,636
                                                         ========   ========



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                                 (in thousands)

                                                                                  July 1,  December 31,
                                                                                    2001      2000
                                                                                  --------   --------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                                      $ 10,246   $  9,032
     Accrued expenses                                                               12,173     14,450
     Long-term debt, current portion                                                92,414     16,704
                                                                                  --------   --------
        Total current liabilities                                                  114,833     40,186

Long-term debt, less current portion                                                   345     78,654
Deferred income taxes                                                                3,669      3,669
Other liabilities                                                                      463        530
                                                                                  --------   --------
     Total liabilities                                                             119,310    123,039
                                                                                  --------   --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value; authorized 363 shares; 78 and
        305 issued and outstanding at July 1, 2001 and December 31, 2000,
        respectively                                                                     1          3
     Preferred stock-Series C, $.01 par value; authorized 30 shares; 10 issued
       and outstanding at July 1, 2001 and December 31, 2000                            --         --
     Common stock, $.10 par value;
        Authorized 25,000 shares; 10,267 and 7,998 issued and Outstanding at
        July 1, 2001 and December 31, 2000, respectively                             1,027        800
     Additional paid-in capital                                                     74,053     69,278
     Retained earnings                                                              11,545     15,516
                                                                                  --------   --------
        Total stockholders' equity                                                  86,626     85,597
                                                                                  --------   --------
        Total liabilities and stockholders' equity                                $205,936   $208,636
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                        Three Months Ended
                                                       --------------------
                                                        July 1,     July 2,
                                                         2001        2000
                                                       --------    --------
Net sales                                              $ 43,864    $ 51,064
Cost of goods sold                                       31,772      36,554
                                                       --------    --------
     Gross profit                                        12,092      14,510

Operating expenses
     General and administrative                           3,803       3,640
     Selling and marketing                                4,342       5,053
     Research and development                               688         557
     Amortization of intangibles                          1,335       1,336
                                                       --------    --------
        Total operating expenses                         10,168      10,586

Income from operations                                    1,924       3,924

Interest expense                                         (2,715)     (3,247)
Interest income and other, net                              (42)         33
                                                       --------    --------

(Loss) income before income taxes                          (833)        710
Income tax expense                                           30         408
                                                       --------    --------

           Net (loss) income                           $   (863)   $    302
                                                       ========    ========


Basic net (loss) income per share                      $  (0.08)   $   0.04
                                                       ========    ========
Diluted net (loss) income per share                    $  (0.08)   $   0.03
                                                       ========    ========

Weighted average common shares                           10,267       7,868
                                                       ========    ========
Weighted average common and common equivalent shares     10,267      11,623
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                 Six Months Ended
                                                               --------------------
                                                                July 1,     July 2,
                                                                 2001        2000
                                                               --------    --------
Net sales                                                      $ 83,191    $ 97,463
Cost of goods sold                                               60,976      69,768
                                                               --------    --------
     Gross profit                                                22,215      27,695

Operating expenses
     General and administrative                                   8,045       7,450
     Selling and marketing                                        8,076       9,528
     Research and development                                     1,275       1,282
     Amortization of intangibles                                  2,670       2,653
                                                               --------    --------
        Total operating expenses                                 20,066      20,913

Income from operations                                            2,149       6,782

Interest expense                                                 (6,029)     (6,509)
Interest income and other, net                                      (32)         47
                                                               --------    --------
(Loss) income before income taxes, extraordinary item, and
      cumulative effect of accounting change                     (3,912)        320
Income tax expense                                                   60         225
                                                               --------    --------
(Loss) income before extraordinary item and cumulative
      effect of accounting change                                (3,972)         95
Extraordinary item,  net of income taxes of $130                      -        (225)
                                                               --------    --------
Loss before cumulative effect of accounting change               (3,972)       (130)
Cumulative effect of accounting change, net of
      income taxes of $237                                            -        (410)
                                                               --------    --------
           Net loss                                            $ (3,972)   $   (540)
                                                               ========    ========

Basic and diluted net (loss) income per share:
      (Loss) income before extraordinary item and cumulative
               effect of accounting change                     $  (0.42)   $   0.01
      Extraordinary item                                              -       (0.03)
      Cumulative effect of accounting change                          -       (0.05)
                                                               --------    --------
           Net loss                                            $  (0.42)   $  (0.07)
                                                               ========    ========

Weighted average common shares                                    9,532       7,836
                                                               ========    ========
Weighted average common and common equivalent shares              9,532       7,836
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

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           Six Months Ended
                                                                         --------------------
                                                                          July 1,     July 2,
                                                                           2001        2000
                                                                         --------    --------
Cash flows from operating activities:
  Net loss                                                               $ (3,972)   $   (540)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation                                                        2,717       2,909
        Amortization                                                        3,242       3,226
        Deferred income taxes                                                   -        (286)
        Provision for (recovery of) doubtful accounts                         189        (172)
        Provision for inventory reserves                                      619       1,526
        Gain on disposal of property and equipment                             (4)         (7)
  Changes in operating assets and liabilities:
        Accounts receivable                                                (5,124)     (3,832)
        Inventories                                                         2,809      (1,415)
        Other assets                                                       (1,069)       (282)
        Accounts payable, trade                                             1,214         833
        Accrued expenses                                                   (1,536)       (616)
        Other liabilities                                                     (66)        (28)
                                                                         --------    --------
        Net cash (used in) provided by operating activities                  (981)      1,316
                                                                         --------    --------
Cash flows from investing activities:
   Purchases of property and equipment                                     (2,007)     (1,934)
   Restricted cash                                                              -       3,387
   Proceeds from sales of property and equipment                               28         166
                                                                         --------    --------
        Net cash (used in) provided by investing activities                (1,979)      1,619
                                                                         --------    --------
Cash flows from financing activities:
   Principal payments on long-term debt                                   (26,417)    (17,440)
   Proceeds from long-term debt                                            23,575      15,709
   Proceeds from issuance of preferred stock                                5,000           -
   Checks issued against future deposits                                     (740)       (956)
                                                                         --------    --------
        Net cash provided by (used in) financing activities                 1,418      (2,687)
                                                                         --------    --------
        Net (decrease) increase in cash and temporary cash investments     (1,542)        248
Cash and temporary cash investments:
   Beginning of period                                                      1,854         448
                                                                         --------    --------
   End of period                                                         $    312    $    696
                                                                         ========    ========
  Supplemental Cash Flow Information
            Cash paid for:
                     Interest                                            $  5,246    $  6,096
                                                                         ========    ========
                     Income taxes                                        $    162    $    182
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

                        LUND INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


A - Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation and its subsidiaries, Auto Ventshade and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of July 1, 2001, and the condensed consolidated statements of operations and cash flows for the three months and six months ended July 1, 2001 and July 2, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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


B - Recurring Losses and Management's Plan

During the years ended December 31, 2000, 1999, and 1998, the Company experienced net losses of $7,726, $3,832 and $4,070, respectively. In addition, the Company experienced a net loss of $3,972 for the six months ended July 1, 2001. As a result of these losses, the Company violated certain financial covenants of its long-term debt arrangements in each of those years. The Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

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


D - Inventories

Inventories consisted of the following:

                                       July 1,    December 31,
                                        2001         2000
                                     ----------   ----------
Raw materials                        $    8,315   $    9,618
Finished goods and work in process       13,193       15,317
                                     ----------   ----------
                                     $   21,508   $   24,935
                                     ==========   ==========

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

A summary of the Company's business activities reported by its three business segments for the three month and six month periods ended July 1, 2001 and July 2, 2000 is as follows:


                             Three Months Ended          Six Months Ended
                             ------------------          ----------------
                            July 1,      July 2,       July 1,       July 2,
                             2001         2000          2001          2000
                          ----------    ----------   ----------    ----------
NET SALES:
  Light truck             $   38,661    $   42,854   $   72,679    $   81,480
  Heavy truck                  2,740         4,505        5,178         8,758
  Suspension                   2,463         3,705        5,334         7,225
                          ----------    ----------   ----------    ----------
     Total                $   43,864    $   51,064   $   83,191    $   97,463
                          ----------    ----------   ----------    ----------

INCOME FROM OPERATIONS:
  Light truck             $    1,991    $    1,985   $    2,223    $    3,486
  Heavy truck                    444         1,289          555         2,169
  Suspension                    (511)          650         (629)        1,127
                          ----------    ----------   ----------    ----------
     Total                $    1,924    $    3,924   $    2,149    $    6,782
                          ==========    ==========   ==========    ==========




F - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Net loss per share does not include common stock options, common stock warrants and convertible preferred stock ultimately exercisable for the purchase of approximately 23,970,000 shares as of July 1, 2001.

G - Comprehensive income (loss)

There were no comprehensive income (loss) items in the three months ended July 1, 2001 or July 2, 2000.


H - Long-term Debt

Long-term debt consisted of the following:

                                                                July 1,      December 31,
                                                                 2001          2000
                                                              ----------    ----------
Revolving credit facility                                     $   20,252    $    9,277
Term loan A                                                        7,051        10,973
Term loan B                                                       17,241        20,545
Term loan C                                                       25,131        31,498
12.5% senior subordinate notes, net of unamortized discount
of  $2,652 and  $2,893 at  July 1, 2001 and
December 31, 2000, respectively                                   22,348        22,106
Capital lease obligations                                            736           959
                                                              ----------    ----------
                                                                  92,759        95,358
Less current maturities                                          (92,414)      (16,704)
                                                              ----------    ----------
Long-term debt                                                $      345    $   78,654
                                                              ==========    ==========

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

On November 14, 2000, the Company entered into a Capital Call Agreement (the "Agreement") with Heller Financial ("Agent"), as agent on behalf of the lenders related to the Loan Facility, and Harvest Partners III, LP ("Harvest Partners"). The Agreement called for up to $10 million in capital contributions to be made by Harvest Partners or one of its affiliated entities if the Company did not maintain its proposed ratio of senior indebtedness to EBITDA. The first capital contribution of $5 million ("First Capital Call") was made in the form of Preferred Stock - Series C by December 31, 2000. A second $5 million capital contribution was to be required by December 31, 2001 if the Company did not maintain compliance with the indebtedness ratio related to the Loan Facility.

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

Accordingly, the Company has classified its borrowing under its consolidated $106.5 million loan facility and its 12.5% Senior Subordinated Notes as current liabilities at July 1, 2001.

As of July 1, 2001, the Company's Smittybilt business unit was unable to meet its financial covenant established in the Fifth Amendment. The default on this financial covenant does not constitute an event of default of the Company's financial covenants. This default does, however, require the Company to engage a financial advisor acceptable to the Agent to review various strategic alternatives with the intent of determining an approach or series of approaches for the Smittybilt business. Accordingly, the Company has engaged Houlihan, Lokey, Howard and Zukin as its financial advisor in this matter. As of the date of this filing, results of the findings of the financial advisor were not complete. The Company's ultimate choice of strategies based on these findings may require it to materially change the business unit's method of operations, or could potentially result in the divestiture of the unit.

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


L - SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets"

The Company will adopt SFAS No. 141 and SFAS No. 142 for the fiscal year beginning December 31, 2001. However, management believes that adoption of these pronouncements would not have a material effect on the Company's financial position or results of operations.

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

As of July 1, 2001, the Company's Smittybilt business unit was unable to meet its financial covenant established in the Fifth Amendment. The default on this financial covenant does not constitute an event of default of the Company's financial covenants. This default does, however, require the Company to engage a financial advisor acceptable to the Agent to review various strategic alternatives with the intent of determining an approach or series of approaches for the Smittybilt business. Accordingly, the Company has engaged Houlihan, Lokey, Howard and Zukin as its financial advisor in this matter. As of the date of this filing, results of the findings of the financial advisor were not complete. The Company's ultimate choice of strategies based on these findings may require it to materially change the business unit's method of operations, or could potentially result in the divestiture of the unit.

RESULTS OF OPERATIONS:

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                                 Three Months Ended
                                                         ------------------------------------------------------------------------
                                                                 July 1, 2001                               July 2, 2000

Net sales                                                     $43,864          100.0%                    $51,064          100.0%
Gross profit                                                   12,092            27.6                     14,510            28.4
General and administrative                                      3,803             8.7                      3,640             7.1
Selling and marketing                                           4,342             9.9                      5,053             9.9
Research and development                                          688             1.6                        557             1.1
Amortization of intangibles                                     1,335             3.0                      1,336             2.6
Income from operations                                          1,924             4.4                      3,924             7.7
Other expense, net                                            (2,757)           (6.3)                    (3,214)           (6.3)
Income tax expense                                               (30)           (0.1)                      (408)           (0.8)
Net (loss) income                                              ($863)          (2.0%)                       $302            0.6%


                                                                                    Six Months Ended
                                                         ------------------------------------------------------------------------
                                                                 July 1, 2001                               July 2, 2000

Net sales                                                     $83,191          100.0%                    $97,463          100.0%
Gross profit                                                   22,215            26.7                     27,695            28.4
General and administrative                                      8,045             9.7                      7,450             7.6
Selling and marketing                                           8,076             9.7                      9,528             9.8
Research and development                                        1,275             1.5                      1,282             1.3
Amortization of intangibles                                     2,670             3.2                      2,653             2.7
Income from operations                                          2,149             2.6                      6,782             7.0
Other expense, net                                            (6,061)           (7.3)                    (6,462)           (6.6)
Income tax expense                                               (60)           (0.1)                      (225)           (0.2)
Extraordinary loss                                                  -               -                      (225)           (0.2)
Cumulative effect of accounting change                              -               -                      (410)           (0.4)
Net loss                                                     ($3,972)          (4.8%)                     ($540)          (0.6%)



THREE MONTHS ENDED JULY 1, 2001 COMPARED TO THREE MONTHS ENDED JULY 2, 2000

NET SALES: Consolidated net sales for the three months ended July 1, 2001 were $43,864, a decrease of $7,200, or 14.1%, compared to consolidated net sales of $51,064 for the three months ended July 2, 2000. Light Truck Automotive Accessories declined $4,193, or 10%, when comparing the quarters. The majority of the decline occurred in the aftermarket segment of the business. In particular, sales of aluminum storage boxes and tubular products represented the most significant declines due to unsettled market conditions. Heavy Truck Accessories sales continued to decline across all product categories. Sales continue to be depressed as the slowdown in production of Class 8 weight vehicles has failed to rebound in 2001 from a weak second half in 2000. The Suspension Division's business continued to suffer from weak demand in the second quarter. Sales in the quarter ended July 1, 2001 were lower by 34% compared to the same period last year due to weaker than anticipated demand for its product.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended July 1, 2001 was 27.6% of net sales, compared to 28.4% of net sales for the three months ended July 2, 2000. The three months ended July 1, 2001 reflected a gross margin decline of 0.8%. Compared to the prior year, the decline was primarily caused by poorer absorption of fixed costs due to the lower production volumes. Gross profit margins improved during the second quarter of 2001 to 27.6% from 25.7% in the previous quarter. This improvement resulted from a better sales mix in Heavy Truck and efficiencies realized in one of the Light Truck business units.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,803, or 8.7% of net sales, for the three months ended July 1, 2001, compared to $3,640, or 7.1% of net sales, for the comparable three month period ended July 2, 2000. The increase in general and administrative expenses of $163 was caused entirely by $748 of restructuring costs, of which $360 is incremental to the comparable period in 2000. The majority of these restructuring costs are related to the relocation of the Company's Anoka, Minnesota distribution center to Lawrenceville, Georgia.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $4,342, or 9.9% of net sales, for the three months ended July 1, 2001, compared to $5,053, or 9.9% of net sales, for the three months ended July 2, 2000. This decline resulted from reduced promotional spending and a reduction in sales volume from the three months ended the July 2, 2000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $688, or 1.6% of net sales, for the three months ended July 1, 2001, compared to $557, or 1.1% of net sales, for the three months ended July 2, 2000. The increase in product development spending of $131 occurred in the Company's Light Truck Automotive Accessories Division. The increase resulted from a planned effort to add engineering resources to support the Company's original equipment business, as well as to improve its capability to service new applications in the aftermarket.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,335 for the three months ended July 1, 2001, compared to $1,336 for the three months ended July 2, 2000. This expense remains comparable to last year since there have been no additional acquisitions made since January 1999.

INCOME FROM OPERATIONS: Income from operations for the three months ended July 1, 2001 was $1,924 or 4.4%, compared to $3,924, or 7.7% of net sales for the period ended July 2, 2000. The unfavorable operating income performance was the result of the 14% decline in sales volume, offset in part by the reductions in operating expenses.

OTHER EXPENSE, NET: Other expense, net, was $2,757 for the three months ended July 1, 2001, compared to $3,214 for the three months ended July 2, 2000. The decrease in interest expense was primarily the result of lower interest rates and lower debt levels in the second quarter of 2001, versus the comparable period in 2000.

INCOME TAX EXPENSE: For the three months ended July 1, 2001, the Company recorded a nominal tax expense of $30 for state taxes. Tax benefits resulting from the second quarter 2001 loss were offset by a valuation allowance against the Company's net deferred tax asset. Tax expense of $408 was recorded in the quarter ended July 2, 2000 as a result of the net income generated.

NET LOSS: The Company's net loss for the three months ended July 1, 2001 was $863, or $(.08) per share. This compares to net income of $302, or $.04 per share for the three months period ended July 2, 2000. The unfavorable net loss compared to the comparable period in 2000 was the result of the lower operating income, offset by the favorable interest expense and favorable taxes.


SIX MONTHS ENDED JULY 1, 2001 COMPARED TO SIX MONTHS ENDED JULY 2, 2000


NET SALES: Consolidated net sales for the six months ended July 1, 2001 were $83,191, a decrease of $14,272 or 14.6% compared to consolidated net sales of $97,463 for the six months ended July 2, 2000. Light Truck Automotive Accessories declined $8,801 or 10.8% in comparing both periods. The majority of the decline occurred in the sale of aluminum, tubular and fiberglass products, while sales of the Company's plastic product offering showed only a modest decline. The Heavy Truck Accessories sales reflect broad declines as Class 8 weight vehicle production remains in a depressed state as a carryover from the second half of 2000. The Company's heavy truck accessory products are sold primarily to original equipment manufacturers that are experiencing 40% declines in demand for Class 8 weight vehicles. The Suspension Division sales have declined by 26% in 2001 over the comparable six month period in 2000. The business unit is experiencing weaker than anticipated demand for its product in 2001, as consumers are spending less of their discretionary income on higher priced suspension systems for their vehicles.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the six months ended July 1, 2001 was 26.7% of net sales, compared to 28.4% of net sales for the six months ended July 2, 2000. The 1.7% decline in gross profit margin resulted primarily from the impact of lower volumes impeding the Company's ability to absorb fixed costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $8,045 or 9.7% of net sales for the six month period ended July 1, 2001, compared to $7,450, or 7.6% of net sales for the six month period ended July 2, 2000. The increase in general and administrative expenses of $595 was caused entirely by restructuring charges of $1,626, which were $1,014 higher than the comparable period in 2000. The restructuring charges in 2001 pertained to the relocation of the Company's Anoka, Minnesota distribution center, and consulting fees related to reorganizing the Company's loan agreement. Excluding these restructuring charges, general and administrative expenses were $6,419, or 7.7% of net sales, compared to $6,838, or 7.0% of net sales for the comparable period in 2000.

SELLING AND MARKETING EXPENSES: Selling and marketing expense were $8,076, or 9.7% of net sales for the six months ended July 1, 2001, compared to $9,528, or 9.8% of net sales for the six months ended July 2, 2000. The reduction of $1,452 corresponds to the lower sales volumes, as the Company is spending at a similar rate to the prior year on a percent to sales basis.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $1,275, or 1.5% of net sales for the six months ended July 1, 2001, compared to $1,282, or 1.3% of net sales for the six months ended July 2, 2000. The Company is increasing its effort to improve its engineering capabilities to support all of its sales markets.

AMORTIZATION OF INTANGIBLES: Amortization expense was $2,670 for the six months ended July 1, 2001, compared to $2,653 for the six months ended July 2, 1000. There is no appreciable difference in this expense since the Company did not make any acquisitions in 2000.

INCOME FROM OPERATIONS: Income from operations for the six months ended July 1, 2001 was $2,149, or 2.6% of net sales, compared to $6,782, or 7.0% of net sales for the six month period ended July 2, 2000. The unfavorable operating income performance was the result of the 15% decline in sales volume, lost overhead absorption and unfavorable inventory reserve adjustments, offset in part by the reduction in operating expenses.

OTHER EXPENSE, NET: Other expense, net, was $6,061 for the six months ended July 1, 2001, compared to $6,462 for the six months ended July 2, 2000. The decrease in interest expense was primarily the result of lower interest rates and lower debt levels in the 2001 period.

INCOME TAX EXPENSE: For the six months ended July 1, 2001, the Company recorded a nominal tax expense of $60 for state taxes. Tax benefits resulting from the six month 2001 loss were offset by a valuation allowance against the Company's net deferred tax asset. Tax expense of $225 was recorded in the six months ended July 2, 2000 as a result of income generated before an extraordinary item and the cumulative effect of an accounting change.

NET LOSS: The Company's net loss for the six months July 1, 2001 was $3,972 or $(.42) per share. This compares to a net loss of $540, or $(.07) per share for the six months ended July 2, 2000. The unfavorable net loss compared to the comparable period in 2000 was the result of the lower operating income, offset by the favorable interest expense and favorable taxes.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operating activities was $981 for the six months ended July 1, 2001, compared to cash provided by operating activities of $1,316 for the six months ended July 2, 2000. This resulted from a larger net loss being substantially offset by positive changes in working capital for the period ended July 1, 2001 compared to the prior year period.

Cash used in investing activities of $1,979 for the six month period ended July 1, 2001 compares to cash provided by investing activities of $1,619 for the six month period ended July 2, 2000. The net cash used in investing activities for the period ended July 1, 2001 primarily related to capital purchases. The net cash provided by investing activities in the period ended July 2, 2000 was primarily the result of the change in restricted cash associated with the defeasance of the Company's Industrial Revenue Bonds, offset by capital purchases.

Cash provided by financing activities was $1,418 in the six months ended July 1, 2001, compared to cash used in financing activities of $2,687 in the six months ended July 2, 2000. The net cash provided by financing activities in 2001 resulted from the issuance of $5,000 of preferred stock, offset by principal payments on long-term debt.

Management believes that in 2001 its $25 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of July 1, 2001, the Company had borrowed $20,252 under its revolving credit line and had additional availability of $2,788. In the month of April as a condition of its Amended Capital Call Agreement, the Company was required to pay down an additional $5 million of its term loans. This amount was borrowed from the Company's revolving line of credit.

Consolidated assets have decreased $2,700 from $208,636 at December 31, 2000 to $205,936 at July 1, 2001. The decrease in assets reflects primarily the amortization of intangibles, depreciation of property plant and equipment, and a reduction in inventories and cash.

During the years ended December 31, 2000, 1999, and 1998, the Company experienced net losses of $7,726, $3,832 and $4,070, respectively. In addition, the Company experienced a net loss of $3,972 for the six months ended July 1, 2001. As a result of these losses, the Company violated certain financial covenants of its long-term debt arrangements in each of those years. The Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

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

OUTLOOK:

During the first half of 2001, market demand for the Company's products was negatively impacted by difficult economic conditions. Although the sales results for the quarter ended July 1, 2001, represent the second consecutive quarter to quarter sales improvement, the Company believes that uncertain economic conditions will prevail for the balance of the year. Accordingly, the demand for its light truck and automotive accessories by consumers is expected to be consistent in the second half with levels experienced in the first half of 2001. Similarly, the sale of Class 8 heavy trucks for which the Company supplies accessories is expected to continue at depressed levels comparable to the first half of 2001.

In response to reduced volumes, the Company will continue to focus on reducing its operating and product costs to minimize the impact on its operating profit. In addition, the Company will continue to improve its use of working capital and contain capital expenditures in order to reduce debt and interest costs.

Recent major initiatives to improve the Company's results are now mostly in place. The relocation of the Anoka, Minnesota distribution center to Lawrenceville, Georgia was completed in April of 2001 with little disruption of customer service. Currently, orders for products shipped from the new Lawrenceville, Georgia warehouse have been greater than expected, even though staff recruitment and training has proven to be more difficult than anticipated. These issues have led to delayed order fulfillment. Action programs now in place are expected to substantially improve the effectiveness of the new distribution center. The Anoka facility remains listed for sale. Once a sale is completed, the proceeds will be used to reduce the Company's debt.

The relocation of the Company's Trailmaster Suspension Division completed in 2000 also experienced operating difficulties which carried into early 2001. Currently this Division is operating effectively with above average customer service and improved working capital controls.

Although the first half of 2001 was disappointing for the Company's Smittybilt tubular products business, the Company continues to pursue its action plans to improve results. These actions include outsourcing some of its production off shore, and improved customer service levels through reduced lead times and improved execution.

As of July 1, 2001, the Company's Smittybilt business unit was unable to meet its financial covenant established in the Fifth Amendment. The default on this financial covenant does not constitute an event of default of the Company's financial covenants. This default does, however, require the Company to engage a financial advisor acceptable to the Agent to review various strategic alternatives with the intent of determining an approach or series of approaches for the Smittybilt business. Accordingly, the Company has engaged Houlihan, Lokey, Howard and Zukin as its financial advisor in this matter. As of the date of this filing, results of the findings of the financial advisor were not complete. The Company's ultimate choice of strategies based on these findings may require it to materially change the business unit's method of operations, or could potentially result in the divestiture of the unit.

The integration of the Light Truck and Automotive Accessories group of business units is now substantially complete including the centralization of Sales and Marketing. Light Truck and Automotive Accessories are now serviced by a sales force organized around distribution channels. The Company anticipates that this strategy of specialization will be a more effective method to sell and service its customers.

The Company's long term strategy has not changed. It intends to take advantage of industry consolidation by providing customers in each distribution channel the best competitive alternatives for its products with the support of superior product quality, customer service and organizational flexibility to respond to changes in the marketplace.




FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at July 1, 2001. The Company does not enter into hedging or derivative instruments.


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

Date: August 15, 2001

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