Form 10-Q
period 2001-09-30
LUND INTERNATIONAL HOLDINGS INC
filed 2001-11-14
CIK 820526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the quarterly period ended September 30, 2001
                                        ------------------

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

As of November 9, 2001, 10,267,325 shares of the registrant's common stock, $.10 par value were issued and outstanding.

                        LUND INTERNATIONAL HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited)                  1-2
          September 30, 2001 and December 31, 2000

          Condensed Consolidated Statements of Operations (Unaudited)        3
          Three Months Ended September 30, 2001 and October 1, 2000

          Condensed Consolidated Statements of Operations (Unaudited)        4-5
          Nine Months Ended September 30, 2001 and October 1, 2000

          Condensed Consolidated Statements of Cash Flows (Unaudited)        6
          Nine Months Ended September 30, 2001 and October 1, 2000

          Notes to Condensed Consolidated Financial Statements (Unaudited)  7-13


Item 2.   Management's Discussion and Analysis of Financial                14-21
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 5.   Other Information                                                   22

Item 6.   Exhibits and Reports on Form 8-K                                    22

          Signatures                                                          23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        LUND INTERNATIONAL HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                       September 30,    December 31,
                                                           2001             2000
                                                       ------------     ------------
ASSETS

Current assets:
      Cash and  temporary cash investments             $        466     $      1,854
      Accounts receivable, net                               25,720           22,672
      Inventories                                            12,230           14,233
      Deferred income taxes                                   3,669            3,669
      Other current assets                                      977              484
      Current assets held for disposal                       11,847           15,758
                                                       ------------     ------------
         Total current assets                                54,909           58,670

Property and equipment, net                                  17,725           18,632
Intangibles, net                                             97,461          100,956
Other assets                                                  2,367            2,859
Long lived assets held for disposal                           6,750           27,519
                                                       ------------     ------------
         Total assets                                  $    179,212     $    208,636
                                                       ============     ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                                   (Unaudited)
                                 (in thousands)

                                                                        September 30,     December 31,
                                                                            2001              2000
                                                                        ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                            $      8,360      $      5,891
     Accrued expenses                                                          9,821            12,716
     Long-term debt, current portion                                          87,408            16,313
     Current liabilities held for disposal                                     3,365             5,266
                                                                        ------------      ------------
        Total current liabilities                                            108,954            40,186

Long-term debt, less current portion                                              --            78,086
Deferred income taxes                                                          3,669             3,669
Other liabilities                                                                429               530
Non-current liabilities held for disposal                                        322               568
                                                                        ------------      ------------
     Total liabilities                                                  $    113,374      $    123,039
                                                                        ------------      ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock-Series B, $.01 stated value;
        authorized 363 shares; 78 and 305 issued and outstanding at
        September 30, 2001 and December 31, 2000                        $          1      $          3
     Preferred stock-Series C, $.01 par value;
       authorized 30 shares; 10 issued and outstanding
       at September 30, 2001 and December 31, 2000                                --                --
     Common stock, $.10 par value;
        Authorized 25,000 shares; 10,267 and 7,998 issued and
        outstanding at September 30, 2001 and December 31, 2000                1,027               800
     Additional paid-in capital                                               74,053            69,278
     Retained (deficit) earnings                                              (9,243)           15,516
                                                                        ------------      ------------
        Total stockholders' equity                                            65,838            85,597
                                                                        ------------      ------------
        Total liabilities and stockholders' equity                      $    179,212      $    208,636
                                                                        ============      ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                Three Months Ended
                                                                ------------------
                                                          September 30,      October 1,
                                                              2001              2000
                                                          ------------      ------------
Net sales                                                 $     37,794      $     37,014
Cost of goods sold                                              25,524            25,787
                                                          ------------      ------------
     Gross profit                                               12,270            11,227

Operating expenses
     General and administrative                                  3,330             2,884
     Selling and marketing                                       3,395             3,787
     Research and development                                      579               562
     Amortization of intangibles                                 1,176             1,176
                                                          ------------      ------------
        Total operating expenses                                 8,480             8,409

Operating income                                                 3,790             2,818

Interest expense                                                (2,411)           (3,187)
Interest income and other, net                                      (1)              (36)
                                                          ------------      ------------
Income (loss) from continuing operations before
       income taxes                                              1,378              (405)
Income tax expense (benefit)                                        30              (421)
                                                          ------------      ------------
Income from continuing operations                                1,348                16
Discontinued operations
      Loss from operations of discontinued components             (986)           (1,415)
      Loss on disposal of discontinued components              (21,319)               --
                                                          ------------      ------------
      Loss on discontinued operations                          (22,305)           (1,415)
                                                          ------------      ------------
           Net loss                                       $    (20,957)     $     (1,399)
                                                          ============      ============

Basic net (loss) earnings per share:
      Earnings from continuing operations                 $       0.13      $       0.00
      Discontinued operations                                    (2.17)            (0.18)
                                                          ------------      ------------
           Net loss                                       $      (2.04)     $      (0.18)
                                                          ============      ============

Diluted net (loss) earnings per share:
     Earnings from continuing operations                  $       0.07      $       0.00
     Discontinued operations                                     (2.17)            (0.18)
                                                          ------------      ------------
             Net loss                                     $      (2.10)     $      (0.18)
                                                          ============      ============

Weighted average common shares                                  10,267             7,998
                                                          ============      ============
Weighted average common and common share equivalents            19,630             8,698
                                                          ============      ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  Nine Months Ended
                                                                  -----------------
                                                            September 30,      October 1,
                                                                2001              2000
                                                            ------------      ------------
Net sales                                                   $    107,577      $    117,396
Cost of goods sold                                                73,664            82,097
                                                            ------------      ------------
     Gross profit                                                 33,913            35,299

Operating expenses
     General and administrative                                   10,184             9,304
     Selling and marketing                                         9,875            11,568
     Research and development                                      1,576             1,645
     Amortization of intangibles                                   3,528             3,517
                                                            ------------      ------------
        Total operating expenses                                  25,163            26,034

Operating Income                                                   8,750             9,265

Interest expense                                                  (8,400)           (9,636)
Interest income and other, net                                       (39)               34
                                                            ------------      ------------
Income(loss) from continuing operations before income
      taxes, extraordinary item, and cumulative effect
      of accounting change                                           311              (337)
Income tax expense (benefit)                                          90              (196)
                                                            ------------      ------------
Income (loss) from continuing operations before
      extraordinary item and cumulative effect
      of accounting change                                           221              (141)
Discontinued operations
      Loss from operations of discontinued components             (3,661)           (1,163)
      Loss on disposal of discontinued components                (21,319)               --
                                                            ------------      ------------
      Loss on discontinued operations                            (24,980)           (1,163)
                                                            ------------      ------------
Loss before extraordinary item and cumulative effect of
     accounting change                                           (24,759)           (1,304)
Extraordinary item, net of income taxes of $130                       --              (225)
                                                            ------------      ------------
Loss before cumulative effect of accounting change               (24,759)           (1,529)
Cumulative effect of accounting change, net of
       income taxes of $237                                           --              (410)
                                                            ------------      ------------
           Net loss                                         $    (24,759)     $     (1,939)
                                                            ============      ============

Basic net (loss) earnings per share:
      Earnings from continuing operations                   $       0.03      $      (0.02)
      Discontinued operations                                      (2.56)            (0.15)
                                                            ------------      ------------
      Loss before extraordinary item and cumulative
              effect of accounting change                          (2.53)            (0.17)
      Extraordinary item                                              --             (0.03)
      Cumulative effect of accounting change                          --             (0.05)
                                                            ------------      ------------
           Net loss                                         $      (2.53)     $      (0.25)
                                                            ============      ============

Diluted net (loss earnings per share:
      Earnings from continuing operations                   $       0.01      $      (0.02)
      Discontinued operations                                      (2.56)            (0.15)
                                                            ------------      ------------
      Loss before extraordinary item and cumulative
              effect of accounting change                          (2.55)            (0.17)
      Extraordinary item                                              --             (0.03)
      Cumulative effect of accounting change                          --             (0.05)
                                                            ------------      ------------
           Net loss                                         $      (2.55)     $      (0.25)
                                                            ============      ============

Weighted average common shares                                     9,777             7,889
                                                            ============      ============
Weighted average common and common share equivalents              35,921             7,889
                                                            ============      ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                September 30,      October 1,
                                                                    2001              2000
                                                                ------------      ------------
Cash flows from operating activities:
  Net loss                                                      $    (24,759)     $     (1,939)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                                   3,066             3,508
        Amortization                                                   4,386             4,375
        Deferred income taxes                                             --              (722)
        Provision for (recovery of) doubtful accounts                    269              (323)
        Provision for inventory reserves                                 763             1,675
        Gain on disposal of property and equipment                        (4)              135
        Extraordinary loss on early extinguishment of debt                --               355
        Cumulative effect of accounting change                            --               647
        Discontinued operations                                       24,980             1,163
  Changes in operating assets and liabilities:
        Accounts receivable                                           (3,316)           (1,365)
        Inventories                                                    1,240             1,168
        Other assets                                                    (529)              (78)
        Accounts payable, trade                                        2,468            (1,463)
        Accrued expenses                                              (1,266)             (739)
        Other liabilities                                               (101)              (94)
                                                                ------------      ------------
        Net cash provided by operating activities                      7,197             6,303
                                                                ------------      ------------
Cash flows from investing activities:
   Purchases of property and equipment                                (2,183)           (2,501)
   Assets held for disposal                                           (2,447)           (4,170)
   Proceeds from sales of property and equipment                          28               234
                                                                ------------      ------------
        Net cash used in investing activities                         (4,602)           (6,437)
                                                                ------------      ------------
Cash flows from financing activities:
   Principal payments on long-term debt                              (37,523)          (26,113)
   Proceeds from long-term debt                                       30,169            27,082
   Proceeds from issuance of preferred stock                           5,000                --
   Checks issued against future deposits                              (1,629)             (973)
                                                                ------------      ------------
        Net cash used in financing activities                         (3,983)               (4)
                                                                ------------      ------------
        Net decrease in cash and temporary cash investments           (1,388)             (138)
Cash and temporary cash investments:
   Beginning of period                                                 1,854               448
                                                                ------------      ------------
   End of period                                                $        466      $        310
                                                                ============      ============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                        LUND INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


A - Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Lund International Holdings, Inc. and its subsidiaries, Lund Industries, Incorporated, Deflecta-Shield Corporation and its subsidiaries, Auto Ventshade and Smittybilt, Inc. (collectively referred to as the "Company"). The condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2001 and October 1, 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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


B - Recurring Losses and Management's Plan

During the years ended December 31, 2000, 1999, and 1998, the Company experienced net losses of $7,726, $3,832 and $4,070, respectively. In addition, the Company experienced a net loss of $24,759 for the nine months ended September 30, 2001. As a result of these losses, the Company violated certain financial covenants of its long-term debt arrangements in each of those years. The Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

Management expects to generate a net loss for the year ending December 30, 2001. The Company has initiated plans to improve its operating results and cash flows over 2000 levels through improved cost controls and manufacturing processes and final integration of past acquisitions. In addition, the Company has initiated steps to sell its Smittybilt, Inc. ("Smittybilt") and Trailmaster Products, Inc. ("Trailmaster") components, and its Anoka, Minnesota facility, using the proceeds of the sales to reduce its borrowing under its loan facility. The Company also received additional equity funding of $5,000 from Harvest Partners III, LP on April 3, 2001 as required by the Second Amendment to the Capital Call Agreement. However, the Company cannot predict with certainty that such operating improvements or the sale of its business components or its Anoka facility will occur or whether the Company will meet the revised financial covenants in 2001 related to its debt agreements to continue with adequate funding sources in 2001. In addition, beginning January 1, 2002, the financial covenants established in the Company's original consolidated $106.5 million loan facility again become operative. Management believes that, based upon current operating forecasts, it will be unable to meet all of these original financial covenants in 2002 and will need to further amend its debt agreements with its lenders in the future.


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


D - Inventories

Inventories consisted of the following:

                                       September 30,    December 31,
                                           2001             2000
                                       ------------     ------------

Raw materials                          $      5,117     $      6,076
Finished goods and work in process            7,113            8,157
                                       ------------     ------------
                                       $     12,230     $     14,233
                                       ============     ============

E - Segment Reporting

The Company's business activities are organized around two primary business units: light truck and automotive accessories, and heavy truck accessories. Internal reporting conforms to this organizational structure with no significant differences in accounting policies applied. The Company allocates resources to each business unit based on net sales and net employed capital that is defined as current assets; property, plant and equipment, net; other assets excluding deferred taxes and goodwill and other intangibles; less current liabilities and other liabilities excluding deferred taxes and debt. The Company's business is the design, manufacture, marketing, and distribution of automotive and heavy truck accessories.

A summary of the Company's business activities reported by its two business segments for the three month and nine month periods ended September 30, 2001 and October 1, 2000 is as follows:

                                Three Months Ended                  Nine Months Ended
                           -----------------------------     -----------------------------
                           September 30,     October 1,      September 30,     October 1,
                               2001             2000             2001             2000
                           ------------     ------------     ------------     ------------
NET SALES:
  Light truck              $     35,441     $     33,563     $    100,046     $    105,187
  Heavy truck                     2,353            3,451            7,531           12,209
                           ------------     ------------     ------------     ------------
     Total                 $     37,794     $     37,014     $    107,577     $    117,396
                           ------------     ------------     ------------     ------------


INCOME FROM CONTINUING
OPERATIONS:
  Light truck              $      3,661     $      2,311     $      8,222     $      6,696
  Heavy truck                       129              507              528            2,569
                           ------------     ------------     ------------     ------------
     Total                 $      3,790     $      2,818     $      8,750     $      9,265
                           ============     ============     ============     ============


F - Earnings per share (EPS)

Basic EPS is calculated as net (loss) income divided by weighted average common shares outstanding. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include the assumed conversion of dilutive securities. The Company's dilutive securities are primarily issuable under the Stock Option Incentive Plans, the Non-Employee Director Stock Option Plan, stock warrants and preferred stock. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their calculation would be anti-dilutive. Loss from discontinued operations per share does not include common stock options, common stock warrants and convertible preferred stock ultimately exercisable for the purchase of approximately 41,584,000 shares as of September 30, 2001.

G - Long-term Debt

Long-term debt consisted of the following:

                                                       September 30,     December 31,
                                                           2001              2000
                                                       ------------      ------------
Revolving credit facility                              $     17,144      $      9,277
Term loan A                                                   6,067            10,973
Term loan B                                                  17,221            20,545
Term loan C                                                  24,507            31,498
12.5% senior subordinate notes, net of unamortized
discount of $2,531 and  $2,893 at  September 30,
2001 and December 31, 2000, respectively                     22,469            22,106
                                                       ------------      ------------
                                                             87,408            94,399
Less current maturities                                     (87,408)          (16,313)
                                                       ------------      ------------
Long-term debt                                         $         --      $     78,086
                                                       ============      ============

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

On March 23, 2001, concurrent with the Fifth Amendment to the Loan Facility, the Company entered into a Second Amendment to the Capital Call Agreement ("Second Amendment"). The Second Amendment, which effectively amends an earlier amendment, called for Harvest Partners or one of its affiliated entities to make a $5 million contribution ("Second Capital Call") to equity by March 31, 2001. Immediately following this contribution, the Company was required to apply the total amount of the first and second capital calls aggregating $10 million to reduce the outstanding principal balance of the term loans under the Loan Facility. The Second Capital Call and the subsequent application of the $10 million to reduce the principal balance of the term loans transpired on April 3, 2001. The Second Amendment also requires that, in the event that a priority default, as defined, occurs as a result of a breach of financial covenants under the Loan Facility, then Harvest Partners or one of its affiliated entities will be required to make a contribution to the Company in the amount of the interest payment made under the 12.5% Senior Subordinated Notes on August 31, 2001 ("Third Capital Call"), which shall be applied to reduce the outstanding balance of the revolving loan. If on or after July 31, 2001, the Company's ratio of indebtedness to EBITDA, as defined, is less than 3.00:1.00, Harvest Partners shall be relieved of its obligation to make payment of the Third Capital Call.

The Loan Facility, as last amended on March 23, 2001, contains certain restrictive financial covenants, including limitations on incurring debt, capital expenditures, operating leases, mergers or consolidations, acquisitions and transactions with affiliates. In addition, the Company must maintain minimum EBITDA levels and meet certain fixed charge, interest and indebtedness to EBITDA ratios. In addition, certain financial covenants are specific to one of the Company's operating units. The reset financial covenants provided for in the Fifth Amendment relate to the period through December 31, 2001. Beginning January 1, 2002, the financial covenants, established in the original Loan Facility agreements, again become operative. Based on current operating forecasts, management believes that it will be unable to meet all of these original financial covenants in 2002 and will need to further amend its Loan Facility agreements with its lenders in the future.

Accordingly, the Company has classified its borrowing under its consolidated $106.5 million loan facility and its 12.5% Senior Subordinated Notes as current liabilities at September 30, 2001.

As of July 1, 2001, the Company's Smittybilt subsidiary was unable to meet its financial covenant established in the Fifth Amendment. The default on this financial covenant did not constitute an event of default of the Company's financial covenants. However, this default did require the Company to engage a financial advisor acceptable to the Agent to review various strategic alternatives with the intent of determining an approach or series of approaches for Smittybilt. Accordingly, the Company engaged Houlihan, Lokey, Howard and Zukin ("Houlihan") as its financial advisor in this matter. During the third quarter, Houlihan completed its review of both the Company's Smittybilt and Trailmaster components. As a result of this review, the Company recommended to its Board of Directors to divest the Smittybilt and Trailmaster components using Houlihan as its exclusive investment banker in this divestiture.

H - Discontinued Operations

In August, 2001, the Company's Board of Directors elected to divest the Company's Smittybilt and Trailmaster subsidiaries. The Company has engaged Houlihan to sell these subsidiaries as soon as practicable.

In connection with the decision to dispose of these components, the Company incurred an impairment charge of $21,319, net of income taxes. The disposition of this disposal group has been classified as discontinued operations in the consolidated statements of operations. The Trailmaster and Smittybilt operating components were previously presented in the "Suspension" and "Light Truck" segments, respectively.

The Company adopted Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective January 1, 2001. The Company's financial information has been reclassified for comparative purposes for all periods presented.


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

L - SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets"

The Company will adopt SFAS No. 141 and SFAS No. 142 for the fiscal year beginning December 31, 2001. However, management believes that adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations
                 (in thousands, except share and per share data)

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

As of July 1, 2001, the Company's Smittybilt subsidiary was unable to meet its financial covenant established in the Fifth Amendment. The default on this financial covenant did not constitute an event of default of the Company's financial covenants. However, this default did require the Company to engage a financial advisor acceptable to the Agent to review various strategic alternatives with the intent of determining an approach or series of approaches for Smittybilt. Accordingly, the Company engaged Houlihan, Lokey, Howard and Zukin ("Houlihan") as its financial advisor in this matter. During the third quarter, Houlihan completed its review of both the Company's Smittybilt and Trailmaster components. As a result of this review, the Company recommended to its Board of Directors to divest the Smittybilt and Trailmaster components using Houlihan as its exclusive investment banker in this divestiture. In August, 2001, the Company's Board of Directors elected to divest these components.

RESULTS OF OPERATIONS:

The following tables set forth the percentage relationship to net sales of certain items in the Company's consolidated statements of operations for the periods indicated:

                                                                Three Months Ended
                                            -----------------------------------------------------------
                                                September 30, 2001                 October 1, 2000
Net sales                                   $  37,794           100.0%       $  37,014           100.0%
Gross profit                                   12,270            32.5           11,227            30.3
General and administrative                      3,330             8.8            2,884             7.8
Selling and marketing                           3,395             9.0            3,787            10.2
Research and development                          579             1.5              562             1.5
Amortization of intangibles                     1,176             3.1            1,176             3.2
Operating income                                3,790            10.0            2,818             7.6
Other expense, net                             (2,412)           (6.4)          (3,223)           (8.7)
Income tax (expense) benefit                      (30)           (0.1)             421             1.1
Discontinued operations                       (22,305)          (59.0)          (1,415)           (3.8)
Net loss                                    $ (20,957)          (55.5%)      $  (1,399)           (3.8%)

                                                                 Nine Months Ended
                                            -----------------------------------------------------------
                                                September 30, 2001                 October 1, 2000
Net sales                                   $ 107,577           100.0%       $ 117,396           100.0%
Gross profit                                   33,913            31.5           35,299            30.1
General and administrative                     10,184             9.5            9,304             7.9
Selling and marketing                           9,875             9.2           11,568             9.9
Research and development                        1,576             1.5            1,645             1.4
Amortization of intangibles                     3,528             3.3            3,517             3.0
Operating income                                8,750             8.1            9,265             7.9
Other expense, net                             (8,439)           (7.8)          (9,602)           (8.2)
Income tax (expense) benefit                      (90)           (0.1)             196             0.2
Discontinued operations                       (24,980)          (23.2)          (1,163)           (1.0)
Extraordinary loss                                 --              --             (225)           (0.2)
Cumulative effect of accounting change             --              --             (410)           (0.3)
Net loss                                    $ (24,759)          (23.0%)      $  (1,939)           (1.7%)


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 2000

NET SALES: Consolidated net sales for the three months ended September 30, 2001 were $37,794, an increase of $780, or 2.1%, compared to consolidated net sales of $37,014 for the three months ended October 1, 2000. Light Truck and Automotive Accessories increased $1,878, or 5.6%, primarily in the aftermarket hoodshield business. The gains made in hoodshield sales were offset by declines in aluminum storage boxes and fiberglass manufactured products. Heavy Truck Accessories sales continued to decline across all product categories. Sales continue to be depressed as the slowdown in production of Class 8 weight vehicles has failed to rebound in 2001 from a weak second half in 2000. Sales in the Heavy Truck segment were down 32% from the comparable quarter in 2000.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the three months ended September 30, 2001 was 32.5% of net sales, compared to 30.3% of net sales for the three months ended October 1, 2000. The three months ended September 30, 2001 reflected a gross margin increase of 2.2%. Compared to the prior year, the increase was primarily caused by the reduction in manufacturing overheads, price adjustments, slight productivity improvements and a more favorable sales mix. The majority of this margin improvement occurred in the Light Truck and Automotive Accessories business unit with Heavy Truck recording only a modest gain.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,330, or 8.8% of net sales, for the three months ended September 30, 2001, compared to $2,884, or 7.8% of net sales, for the comparable three month period ended October 1, 2000. General and administrative expenses increased by $446 in the third quarter 2001 versus the same period last year. The majority of this increase resulted from restructuring charges of $601 related to the relocation of the Company's Anoka, Minnesota distribution center to Lawrenceville, Georgia and consulting fees associated with the Company's plan to divest its Smittybilt and Trailmaster components. Third quarter restructuring costs declined by 40% over the second quarter.

SELLING AND MARKETING EXPENSES: Selling and marketing expenses were $3,395, or 9.0% of net sales, for the three months ended September 30, 2001, compared to $3,787, or 10.2% of net sales, for the three months ended October 1, 2000. This decline resulted from reduced promotional spending and positive gains resulting from the reorganization of the sales and marketing function within the Company's Light Truck and Automotive Accessories businesses.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $579, or 1.5% of net sales, for the three months ended September 30, 2001, compared to $562, or 1.5% of net sales, for the three months ended October 1, 2000. The slight increase in product development spending occurred in the Company's Light Truck and Automotive Accessories Division. The Company is continuing to add engineering resources to support its growth through new applications in the aftermarket.

AMORTIZATION OF INTANGIBLES: Amortization expense was $1,176 for the three months ended September 30, 2001, and for the three months ended October 1, 2000. There was no change in this expense since there have been no additional acquisitions made since January 1999.

INCOME FROM OPERATIONS: Income from operations for the three months ended September 30, 2001 was $3,790 or 10.0%, compared to $2,818, or 7.6% of net sales for the period ended October 1, 2000. The favorable operating income performance was the result of a 2.1% increase in sales volume, improved profit margins and a slight decrease in operating expenses.

OTHER EXPENSE, NET: Other expense, net, was $2,412 for the three months ended September 30, 2001, compared to $3,223 for the three months ended October 1, 2000. The decrease in interest expense was primarily the result of lower interest rates and lower debt levels in the third quarter of 2001, versus the comparable period in 2000.

INCOME TAX EXPENSE: For the three months ended September 30, 2001, the Company recorded a nominal tax expense of $30 for state taxes. Tax benefit of $421 was recorded in the quarter ended October 1, 2000 as a result of the net loss generated.

NET LOSS: The Company's net loss for the three months ended September 30, 2001 was $20,957, or $(2.04) per share. This compares to net loss of $1,399, or $(0.18) per share for the three month period ended October 1, 2000. The unfavorable net loss compared to the comparable period in 2000 was the result of the Company's recording an impairment charge from discontinued operations for its Smittybilt and Trailmaster components which it has decided to sell. The Company had income of $1,348 or $0.13 per share from continuing operations in the third quarter of 2001. Compared to the same quarter in the prior year, the Company had income of $16, or $0.00 per share, from continuing operations before extraordinary item and cumulative effect of accounting change. The favorable income from continuing operations over the same period in 2000 resulted from higher gross profit margins and lower interest expense.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 1,
2000

NET SALES: Consolidated net sales for the nine months ended September 30, 2001 were $107,577, a decrease of $9,819 or 8.4% compared to consolidated net sales of $117,396 for the nine months ended October 1, 2000. Light Truck and Automotive Accessories declined $5,141 or 4.9% in comparing both periods. Most of the decline occurred in the sale of aluminum and fiberglass products. The Heavy Truck Accessories sales reflect broad declines as Class 8 weight vehicle production remains in a depressed state as a carryover from the second half of 2000. The Company's heavy truck accessory products are sold primarily to original equipment manufacturers that are experiencing 40% declines in demand for Class 8 weight vehicles. The Company's Heavy Truck business unit sales have declined 38% from the same period in 2000.

COST OF GOODS SOLD AND GROSS PROFIT: The gross profit margin for the nine months ended September 30, 2001 was 31.5% of net sales, compared to 30.1% of net sales for the nine months ended October 1, 2000. The 1.4% increase in gross profit margin resulted primarily from price adjustments, productivity improvements, reductions in manufacturing costs and a more favorable sales mix.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $10,184 or 9.5% of net sales for the nine month period ended September 30, 2001, compared to $9,304, or 7.9% of net sales for the nine month period ended October 1, 2000. The increase in general and administrative expenses of $880 was caused entirely by restructuring charges of $2,226, which were $1,115 higher than the comparable period in 2000. The restructuring charges in 2001 pertained to the relocation of the Company's Anoka, Minnesota distribution center, consulting fees related to reorganizing the Company's loan agreement and divestiture of its Smittybilt and Trailmaster components.

SELLING AND MARKETING EXPENSES: Selling and marketing expense were $9,875, or 9.2% of net sales for the nine months ended September 30, 2001, compared to $11,568, or 9.9% of net sales for the nine months ended October 1, 2000. The reduction of $1,693 corresponds to the lower sales volumes and reduced promotional spending in targeted areas intended to have a nominal impact on sales revenue.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses were $1,576, or 1.5% of net sales for the nine months ended September 30, 2001, compared to $1,645, or 1.4% of net sales for the nine months ended October 1, 2000. The Company is increasing its effort to improve its engineering capabilities in support of growth.

AMORTIZATION OF INTANGIBLES: Amortization expense was $3,528 for the nine months ended September 30, 2001, compared to $3,517 for the nine months ended October 1, 2000. There is no appreciable difference in this expense since the Company did not make any acquisitions in 2000.

INCOME FROM OPERATIONS: Income from operations for the nine months ended September 30, 2001 was $8,750, or 8.1% of net sales, compared to $9,265, or 7.9% of net sales for the nine months ended October 1, 2000. Operating income declined by $515 on $9,819 lower sales volume. On a percentage basis, income from operations improved slightly as the effect of lower sales volumes were positively impacted by improved operating margins and reduced sales and marketing expenses.

OTHER EXPENSE, NET: Other expense, net, was $8,439 for the nine months ended September 30, 2001, compared to $9,602 for the nine months ended October 1, 2000. The decrease in interest expense was primarily the result of lower interest rates and lower debt levels in the 2001 period.

INCOME TAX EXPENSE: For the nine months ended September 30, 2001, the Company recorded a nominal tax expense of $90 for state taxes. Tax benefits resulting from the nine month 2001 loss were offset by a valuation allowance against the Company's net deferred tax asset. Tax benefit of $196 was recorded in the nine months ended October 1, 2000 as a result of a loss generated before an extraordinary item and the cumulative effect of an accounting change.

NET LOSS: The Company's net loss for the nine months September 30, 2001 was $24,759 or $(2.53) per share. This compares to a net loss of $1,939, or $(0.25) per share for the nine months ended October 1, 2000. The unfavorable net loss compared to the comparable period in 2000 was mainly the result of the Company recording a third quarter impairment charge from discontinued operations for its Smittybilt and Trailmaster components which it has decided to sell. The Company had income of $221 or $0.03 per share from continuing operations for the nine months ended September 30, 2001. Compared to the same nine month period in the prior year the Company had a $141 loss or $(0.02) per share from continuing operations before extraordinary item and cumulative effect of accounting change. The $363 improvement over the same period in 2000 resulted primarily from lower interest expense.


LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities was $7,197 for the nine months ended September 30, 2001, compared to cash provided by operating activities of $6,303 for the nine months ended October 1, 2000. This resulted from a larger income before discontinued operations and positive changes in working capital for the period ended September 30, 2001 compared to the prior year period.

Cash used in investing activities of $4,602 for the nine month period ended September 30, 2001 compares to cash used in investing activities of $6,437 for the nine month period ended October 1, 2000. Purchases of property and equipment were slightly lower for the period ended September 30, 2001, compared to the prior year period, and changes in the net assets held for disposal were also favorable compared to the prior year period.

Cash used in financing activities was $3,983 in the nine months ended September 30, 2001, compared to cash used in financing activities of $4 in the nine months ended October 1, 2000. The net cash used in financing activities in 2001 resulted from principal payments on long-term debt, offset by the issuance of $5,000 of preferred stock.

Management believes that in 2001 its $25 million revolving credit facility and operating cash flows will be sufficient to satisfy its working capital requirements, required debt principal payments and operating capital expenditures. The Company's availability of funds under its revolving credit line is based on a percentage of eligible inventories and receivables. As of September 30, 2001, the Company had borrowed $17,144 under its revolving credit line and had additional availability of $5,896. In the month of April as a condition of its Amended Capital Call Agreement, the Company was required to pay down an additional $5 million of its term loans. This amount was borrowed from the Company's revolving line of credit.

Consolidated assets have decreased $29,424 from $208,636 at December 31, 2000 to $179,212 at September 30, 2001. The decrease in assets reflects primarily the impairment loss of $21,319 relating to the Company's Anoka, Minnesota facility and the Company's Smittybilt and Trailmaster assets. In addition, amortization of intangibles, depreciation of property plant and equipment and a slight decrease in working capital also contributed to the decrease in consolidated assets.

During the years ended December 31, 2000, 1999, and 1998, the Company experienced net losses of $7,726, $3,832 and $4,070, respectively. In addition, the Company experienced a net loss of $24,759 for the nine months ended September 30, 2001. As a result of these losses, the Company violated certain financial covenants of its long-term debt arrangements in each of those years. The Company has entered into a number of agreements during these years with its lenders to waive such violations and to amend its agreements to reset financial covenants.

Management expects to generate a net loss for the year ending December 30, 2001. The Company has initiated plans to improve its operating results and cash flows over 2000 levels through improved cost controls and manufacturing processes and final integration of past acquisitions. In addition, the Company has initiated steps to sell its Smittybilt and Trailmaster components, and its Anoka, Minnesota facility, using the proceeds of the sales to reduce its borrowing under its loan facility. The Company also received additional equity funding of $5,000 from Harvest Partners III, LP on April 3, 2001 as required by the Second Amendment to the Capital Call Agreement. However, the Company cannot predict with certainty that such operating improvements or the sale of its business components or its Anoka facility will occur, or whether the Company will meet the revised financial covenants in 2001 related to its debt agreements to continue with adequate funding sources in 2001. In addition, beginning January 1, 2002, the financial covenants established in the Company's original consolidated $106.5 million loan facility again become operative. Management believes that, based upon current operating forecasts, it will be unable to meet all of these original financial covenants in 2002 and will need to further amend its debt agreements with its lenders in the future.

OUTLOOK:

On October 2, 2001, the Company announced its plans to divest two of its component entities. This decision was reached as the result of the findings of an analysis performed by the firm of Houlihan, Lokey, Howard and Zukin ("Houlihan"). The Company engaged Houlihan during the third quarter to perform a strategic alternatives review of its Smittybilt (tubular steel) and Trailmaster (suspension) businesses. This review was required as a result of Smittybilt being unable to meet its financial covenant established as a part of the Fifth Amendment to the Company's loan agreement. As a result of the decision to divest Smittybilt and Trailmaster and exit the tubular steel and suspension product categories, Houlihan has been hired as the Company's exclusive agent to lead in the sale of these components.

At the time of the filing of this third quarter 10Q, the Company, along with Houlihan, is engaged in interviewing interested potential buyers for these components. The Company does not anticipate the final selection and due diligence process for the sale of these components to be concluded until sometime during the first half of 2002.

During the first nine months of 2001, the demand for the Company's products continued to be negatively impacted by uncertain economic conditions. On a continuing operations basis, the Company experienced a 2.1% increase in the third quarter net sales over the same period in 2000. Year-to-date net sales for the period ended September 30, 2001, were lower by 8.4% to the comparable 2000 period. This decline in demand for the Company's products is expected to continue through the final quarter of 2001.

In response to reduced volumes, the Company will continue to focus on reducing its operating and product costs to minimize the impact on its operating profit. In addition, the Company will continue to improve its use of working capital and contain capital expenditures in order to reduce debt and interest costs.

As indicated in the second quarter 10Q, the Company is in the process of selling its Anoka, Minnesota facility. This location which was once a manufacturing and distribution facility currently houses some administrative offices. The manufacturing and distribution operations have been either outsourced or relocated as a part of the Company's restructuring activities. Once a sale is completed, the proceeds will be used to reduce the Company's debt.

Although the first nine months operating performance has been disappointing, the Company continues to improve its financial position. The Company has implemented major initiatives during 2001 to reduce costs, improve operating efficiencies and reorganize its sales and marketing functions around its distribution channels. All of these efforts have helped to better position the Company versus its competition in a very demanding marketplace. In addition, the eventual sale of its Smittybilt and Trailmaster components will allow the Company to focus more management time and capital investment on its more profitable product lines.

The Company's long term strategy has not changed. It intends to take advantage of industry consolidation by providing customers in each distribution channel the best competitive alternatives for its products with the support of superior product quality, customer service, and organizational flexibility to respond to changes in the marketplace.

FINANCIAL INSTRUMENTS MARKET RISK:

The Company's financial instruments include cash, accounts receivable, accounts payable and long-term debt. The Company is exposed to interest rate risk arising from transactions that are entered into during the normal course of business. The Company's borrowings and revolving line of credit are dependent on the prime interest and LIBOR rates. The estimated fair value of long-term debt approximates its carrying value at September 30, 2001. The Company does not enter into hedging or derivative instruments.


EFFECTS OF INFLATION:

Although increases in costs of certain materials and labor could adversely affect operations, the Company generally has been able to increase its selling prices to offset increased costs. However, price competition, particularly in the aluminum, plastic and fiberglass product lines, could affect the ability of the Company to increase its selling prices to reflect such increased costs. In general, management believes that the relatively moderate inflation over the last few years did not have a significant impact on the Company's net sales but that increasing raw material prices and labor costs have had an impact on gross profit.


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

Date: November 14, 2001

                                      LUND INTERNATIONAL HOLDINGS, INC.
                                      (Registrant)



                                      By:  /s/ Dennis W. Vollmershausen
                                           -------------------------------------
                                           Dennis W. Vollmershausen
                                           President and Chief Executive Officer

                                      By:  /s/ Reginald D. Fields
                                           -------------------------------------
                                           Reginald D. Fields
                                           Chief Financial Officer